Form 10-K
period 2015-09-30
AMBER GROUP INC
filed 2016-01-12
CIK 1621697

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended September 30, 2015

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission File No. 333-199478

                                AMBER GROUP INC.
             (Exact name of registrant as specified in its charter)

           Nevada                                  7200                        EIN 61-1744532
 (State of other jurisdiction          (Primary Standard Industrial            (IRS Employer
      of incorporation)                 Classification Code Number)        Identification Number)

                        2360 CORPORATE CIRCLE -SUITE 400
                               HENDERSON, NV 89074
                                 (702)-430-6931
          (Address and telephone number of principal executive offices)

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [X] No [ ]

As of December 26, 2015, the registrant had 4,000,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of December 26, 2015.

                                TABLE OF CONTENTS

                                     PART 1

ITEM 1       Description of Business                                           3

ITEM 1A      Risk Factors                                                      5

ITEM 2       Description of Property                                           5

ITEM 3       Legal Proceedings                                                 5

ITEM 4       Mine Safety Disclosures                                           5

                                     PART II

ITEM 5       Market for Common Equity and Related Stockholder Matters          5

ITEM 6       Selected Financial Data                                           6

ITEM 7       Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                         6

ITEM 7A      Quantitative and Qualitative Disclosures about Market Risk        8

ITEM 8       Financial Statements and Supplementary Data                       9

ITEM 9       Changes In and Disagreements with Accountants on Accounting
             and Financial Disclosure                                         18

ITEM 9A (T)  Controls and Procedures                                          18

                                    PART III

ITEM 10      Directors, Executive Officers, Promoters and Control Persons
             of the Company                                                   19

ITEM 11      Executive Compensation                                           20

ITEM 12      Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters                                  21


ITEM 13      Certain Relationships and Related Transactions                   22

ITEM 14      Principal Accountant Fees and Services                           22

                                     PART IV

ITEM 15      Exhibits                                                         22

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

GENERAL

We were incorporated on June 10, 2014 and intend to offer local guided tours via our web platform. Our future web site will connect travelers with freelance guides to facilitate the creation and purchase of private tours around the world. Customers will simply enter their destination, choose a tour with favorite guide and in just a few clicks, customers can book tour directly with the local guide. Before booking customers can check the guide's profile, see their feedbacks and even message the guide to customize a tour, tailored to customer needs. We intend to offer guided tours in Europe and North America (USA and Canada), and we plan to run our business from outside the United States during the first year of operation.. Currently we have only testing version of our website.
Whether customer is looking for a city tour, wine tasting experiences, walking tours, bicycle tours or any other activity he/she wants to do together with a local, our web site will help customer to connect with locals all over the world.

ADVANTAGE OF LOCAL GUIDE

When customer has very little time, a knowledgeable local guide can give customized sightseeing according to the customer's wishes in a timely manner. Good guides will know places to avoid, rush hours, shopping areas that offer bargain prices, and direct you from areas under construction or closed roads. Local guides are very helpful for customers visiting ports on a cruise. Customers can hire a tour guide to get them away from the hordes of passengers getting off ship and visit a quieter remote scene and enjoy a lunch at a local eatery. Because the tour guide is aware of limited time, he/she can plan your adventure and ensure return to the ship in time for boarding. When the customer is visiting a dangerous or chaotic location or the destination is in an area that has a reputation of political upheaval, a tour guide can help keep the customer safe. Unless customer is an expert, hiring a professional tour guide for extreme sports such as safaris, mountain climbing, scuba diving, deep sea fishing, white-water rafting; safety precaution should be a priority and it's best if customer will hire an experienced guide. On hikes or a nature trip, an experienced nature guide can provide information about the type animals that the customer may encounter, direct attention to different types of plants and explain the benefits to nature. A tour guide who speaks the local language can be an invaluable resource; both the customer and the native will be at ease with communication.

OUR WEB SITE

Customers will choose from cities available on our website. Then customers will be able to choose personal guide on our web site based on the type of excursion, time of day, price and personal guide feedback Book online and pay online. Next they will discover new routes, fascinating stories and local spirit. Leave feedback and rate tour and guide on the website. To sell personal tour via our web platform tour guide must complete our short registration form. Then create a unique username, provide a valid email address and confirm reading our Terms and Conditions. All of our tour guide will create profile with experience information. Our future guide will have to fill out special forms with description and tour detail with photo. Also fluent English and work references from previous work place well be required. All customers will have an option to leave feedback on personal guide tour and all future customers can review this feedback to evaluate the tour. Our commission will be 20% of the total price paid via our web site by customers to tour guide.

MARKETING

We plan to focus on direct sales online as we get started. Once we build a reputation and customer base, it will be easier to attract customers. We plan to market our products mainly at North America and Europe market. Online provides a better chance of referrals. Because we can serve just about anyone, anywhere, there's a good chance that our clients will refer us. For instance, a client may have a friend or relative in another state. The online format allows such a referral to quickly become a client.

FACEBOOK

Facebook is being used as one of the most effective marketing tools. We will be able to use it as a platform to advertise to our clients on important updates such as; schedule changes, events, workshops, yoga retreats, special discounts and their personal lives.

WRITING

Writing for industry recognized online publications would be one of the greatest tools for expanding our reach. That will put us in front of a new audience that now knows who we are and what we do.

OTHER SOCIAL MEDIA

Linkedin, Twitter, Google +, Pintrest and the list goes on. Diversifying our social media presence means expanding our client base.

CUSTOMER SERVICE

We intend to follow-up on our clients to see if any changes to the advertisement needs to be made or if they would like to add more link ads. We will follow up either by telephoning our clients or directly by arranging an appointment with one of the managers.

AGREEMENT

Strendzers will be the marketing service provider for the Company. The agreement is valid for a period of 12 months (8th day October 2014 to 8th day October
2015). The Company has an option to extend the terms for an additional 12 months on the same terms and condition. As full compensation for the promoter performance under the agreement, the promoter will get 10% from the total prices paid by customer via Company web site.

COMPETITION

The market for online tourism is highly competitive. Numerous online tourism sites will compete with us. Our competitors are substantially larger and more experienced than us and have longer operating histories, and have materially greater financial and other resources than us. The competition in the online we will face comes from online web sites: www.responsibletravel.com, www.toursbylocals.com, tourguides.viator.com.

INSURANCE

We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are made a party of a products liability action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us, which could cause us to cease operations.

Employees and Employment Agreements

At present, we have no employees other than our officer and director. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any officers, directors or employees.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2. DESCRIPTION OF PROPERTY

We do not own any real estate or other properties.

ITEM 3. LEGAL PROCEEDINGS

We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.

ITEM 4. MINE SAFETY DISCLOSURES

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

There is a limited public market for our common shares. Our common shares are not quoted on the OTC Bulletin Board at this time. Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company's operations or business prospects. We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

As of September 30, 2015, no shares of our common stock have traded.

NUMBER OF HOLDERS

As of September 30, 2015, the 4,000,000 issued and outstanding shares of common stock were held by our director and our shareholders.

DIVIDENDS

No cash dividends were paid on our shares of common stock during the fiscal years ended September 30, 2015 and 2014. We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

None.

PURCHASE OF OUR EQUITY SECURITIES BY OFFICERS AND DIRECTORS

None.

OTHER STOCKHOLDER MATTERS

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RESULTS OF OPERATIONS

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

FISCAL YEAR ENDED SEPTEMBER 30, 2015 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 2014.

Our net loss for the fiscal year ended September 30, 2015 was $4,585 compared to a net loss of $4,325 during the fiscal year ended September 30, 2014. During fiscal year ended September 30, 2015, the Company has not generated any revenue.

During the fiscal year ended September 30, 2015, we incurred professional fees of $4,120 and bank service charges of $ 465 compared to professional fees of $4,000 and business license and permits of $325 incurred during fiscal year ended September 30, 2014.

Expenses incurred during the fiscal year ended September 30, 2015 compared to fiscal year ended September 30, 2014 increased primarily due to the increased scale and scope of business operations.

The weighted average number of shares outstanding was 4,000,000 for the fiscal year ended September 30, 2015 and 2014.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED SEPTEMBER 30, 2015 AND 2014

As of September 30, 2015, our total assets were $427 comprised of cash and cash equivalents and our total liabilities were $5,337 comprised of loan from our director.

As of September 30, 2014, our total assets were 0 and our total liabilities were $325 comprised of loan from our director. Stockholders' equity (deficit) increased from $325 as of September 30, 2014 to $4,910 as of September 30, 2015.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the fiscal year ended September 30, 2015, net cash flows used in operating activities was $(4,585). For the fiscal year ended September 30, 2014, net cash flows used in operating activities were $(4,325).

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the fiscal year ended September 30, 2015, net cash from financing activities was $5,012. For the fiscal year ended September 30, 2014, net cash from financing activities was $4,325 consisting of $4,000 proceeds from sale of common stock and $325 of proceeds received from loan from a director.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of software; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our September 30, 2015 and September 30, 2014 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          GILLESPIE & ASSOCIATES, PLLC
                          CERTIFIED PUBLIC ACCOUNTANTS
                               10544 ALTON AVE NE
                                SEATTLE, WA 98125
                                  206.353.5736

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Amber Group, Inc.

We have audited the accompanying balance sheet of Amber Group, Inc. as of September 30, 2015 and 2014 and the related statements of operations, stockholders' deficit and cash flows for the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, subject to the following paragraph, the financial statements referred to above present fairly, in all material respects, the financial position of Amber Group, Inc. as of September 30, 2015 and 2014 and the results of its operations and cash flows for the period then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #2 to the financial statements, the company has had significant operating losses; a working capital deficiency and its need for new capital raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note #2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ GILLESPIE & ASSOCIATES, PLLC
-----------------------------------------
GILLESPIE & ASSOCIATES, PLLC
Seattle, Washington
December 18, 2015

                                AMBER GROUP INC.
                 Balance Sheet as of September 30, 2015 and 2014

                                                                 September 30, 2015      September 30, 2014
                                                                 ------------------      ------------------
ASSETS

Current Assets
  Cash and cash equivalents                                           $    427                $     --
                                                                      --------                --------
Total Current Assets                                                       427                      --
                                                                      --------                --------

Total Assets
                                                                      $    427                $     --
                                                                      ========                ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Current Liabilities
    Accrued expenses                                                  $      0                $      0
    Loan from director                                                   5,337                     325
                                                                      --------                --------

Total Liabilities                                                        5,337                     325
                                                                      --------                --------
Stockholders' Equity
  Common stock, par value $0.001; 75,000,000 shares authorized,
   4,000,000 shares issued and outstanding                               4,000                   4,000
  Additional paid in capital                                                 0                       0
  Deficit accumulated during the development stage                      (8,910)                 (4,325)
                                                                      --------                --------
Total Stockholders' Equity (Deficit)                                    (4,910)                   (325)
                                                                      --------                --------

Total Liabilities and Stockholders' Equity                            $    427                $      0
                                                                      ========                ========


                 See accompanying notes to financial statements.

                                AMBER GROUP INC.
                  Statement of Operations for the years ending
                           September 30, 2015 and 2014

                                                        Year ended              Year ended
                                                    September 30, 2015      September 30, 2014
                                                    ------------------      ------------------
REVENUES                                                $        0              $        0
                                                        ----------              ----------
OPERATING EXPENSES
  Business License and Permits                                  --                     325
  Professional Fees                                          4,120                   4,000
  Bank Service Charges                                         465                      --
                                                        ----------              ----------
TOTAL OPERATING EXPENSES                                     4,585                   4,325
                                                        ----------              ----------

NET LOSS FROM OPERATIONS                                    (4,585)                 (4,325)

PROVISION FOR INCOME TAXES                                       0                       0
                                                        ----------              ----------

NET LOSS                                                $   (4,585)             $   (4,325)
                                                        ==========              ==========

NET LOSS PER SHARE: BASIC AND DILUTED                   $    (0.00)             $    (0.00)
                                                        ==========              ==========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
 BASIC AND DILUTED                                       4,000,000               4,000,000
                                                        ==========              ==========


                 See accompanying notes to financial statements.

                                AMBER GROUP INC.
                        Statement of Stockholder's Equity
                            ending September 30, 2015

                                                                                 Deficit
                                                                               Accumulated
                                          Common Stock          Additional     during the        Total
                                       -------------------       Paid-in       Development    Stockholders'
                                       Shares       Amount       Capital          Stage          Equity
                                       ------       ------       -------          -----          ------

Inception, July 10, 2014                    --     $     --     $     --        $     --       $     --

Shares issued for cash at $0.001
 per share                           4,000,000        4,000           --              --          4,000

Net loss for the year ended
 September 30, 2014                         --           --           --          (4,325)        (4,325)
                                     ---------     --------     --------        --------       --------

Balance, September 30, 2014          4,000,000        4,000           --          (4,325)          (325)
                                     ---------     --------     --------        --------       --------

Net loss for the year ended
 September 30, 2015                         --           --           --          (4,585)        (4,585)
                                     ---------     --------     --------        --------       --------

Balance, September 30, 2015          4,000,000     $  4,000     $     --        $ (8,910)      $ (4,910)
                                     =========     ========     ========        ========       ========


                 See accompanying notes to financial statements.

                                AMBER GROUP INC.
                  Statement of Cash Flows for the years ending
                           September 30, 2015 and 2014

                                                        Year ended              Year ended
                                                    September 30, 2015      September 30, 2014
                                                    ------------------      ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                $ (4,585)               $ (4,325)
  Changes in assets and liabilities:
    Increase (decrease) in accrued expenses                     0                       0
                                                         --------                --------
CASH FLOWS USED IN OPERATING ACTIVITIES                    (4,585)                 (4,325)
                                                         --------                --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of common stock                           --                   4,000
  Loans from director                                       5,012                     325
                                                         --------                --------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                 5,012                   4,325
                                                         --------                --------

NET INCREASE IN CASH                                          427                       0
Cash, beginning of period                                       0                      --
                                                         --------                --------

CASH, END OF PERIOD                                      $    427                $      0
                                                         ========                ========

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                                            $      0                $      0
                                                         ========                ========
Income taxes paid                                        $      0                $      0
                                                         ========                ========


                 See accompanying notes to financial statements.

                                AMBER GROUP INC.
                        Notes to the Financial Statements
                           September 30, 2014 and 2015


NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

AMBER GROUP INC. was incorporated under the laws of the State of Nevada on July 10, 2014. We are a development stage company that is in the business of offering local guided tours via our web platform.

NOTE 2 - SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Development Stage Company
The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification. The Company is devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

The Company has elected to adopt early application of Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. Upon adoption, the Company no longer presents or discloses inception-to-date information and other remaining disclosure requirements of Topic 915.

Basis of Presentation
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Going Concern
The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company had no revenues as of September 30, 2015. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management's efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Accounting Basis
The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America ("GAAP" accounting). The Company has adopted a September 30 fiscal year end.

Cash and Cash Equivalents
The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $427 of cash as of September 30, 2015 and $0 as of September 30, 2014.

Fair Value of Financial Instruments
The Company's financial instruments consist of cash and cash equivalents and amounts due to shareholder. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Income Taxes
Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Stock-Based Compensation
Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of September 30, 2015.

Comprehensive Income
The Company has which established standards for reporting and display of comprehensive income, its components and accumulated balances. When applicable, the Company would disclose this information on its Statement of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has not had any significant transactions that are required to be reported in other comprehensive income.

Recent Accounting Pronouncements
In September 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-10, "Development Stage Entities". The amendments in this update remove the definition of a development stage entity from the Master Glossary of the ASC thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments in this update are applied retrospectively. The adoption of ASU 2014-10 removed the development stage entity financial reporting requirements for the Company.

NOTE 3 - LOANS FROM DIRECTOR

As of September 30, 2015, director loaned $5,337 for Company's business expenses. The loan is unsecured, non-interest bearing and due on demand.

The balance due to the director was $5,337 as of September 30, 2015.

NOTE 4 - COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

September 29, 2014, the Company issued 4,000,000 shares of common stock for cash proceeds of $4,000 at $0.001 per share.

There were 4,000,000 shares of common stock issued and outstanding as of September 30, 2015.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. An officer has provided office services without charge. There is no obligation for the officer to continue this arrangement. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 6 - INCOME TAXES

As of September 30, 2015, the Company had net operating loss carry forwards of approximately $4,165 that may be available to reduce future years' taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

                                                September 30,      September 30,
                                                    2014               2015
                                                  --------           --------
Federal income tax benefit attributable to:
  Current Operations                              $  1,470           $  1,605
  Less: valuation allowance                         (1,470)            (1,605)
                                                  --------           --------
Net provision for Federal income taxes            $      0           $      0
                                                  ========           ========

The cumulative tax effect at the expected rate of 35% of significant items comprising our net deferred tax amount is as follows:

                                                September 30,      September 30,
                                                    2014               2015
                                                  --------           --------
Deferred tax asset attributable to:
  Net operating loss carryover                    $  1,470           $  3,119
  Less: valuation allowance                         (1,470)            (3,119)
                                                  --------           --------
Net deferred tax asset                            $      0           $      0
                                                  ========           ========

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $4,165 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 7 - SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to December 18, 2015 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON DISCLOSURE CONTROLS AND PROCEDURES

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of September 30, 2015 using the criteria established in " Internal Control - Integrated Framework " issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of September 30, 2015, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

     1. We do not have an Audit Committee - While not being legally obligated to have an audit committee, it is the management's view that such a committee, including a financial expert member, is an utmost important entity level control over the Company's financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management's activities.

     2. We did not maintain appropriate cash controls - As of September 30, 2015, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company's bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

     3. We did not implement appropriate information technology controls - As at September 30, 2015, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company's data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2015 based on criteria established in Internal Control--Integrated Framework issued by COSO.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of September 30, 2015, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

DIRECTORS AND EXECUTIVE OFFICERS

The name, address and position of our present officers and directors are set forth below:

Name and Address of Executive
  Officer and/or Director             Age             Position
  -----------------------             ---             --------

Vadims Furss                          44       President, Secretary, Treasurer
2360 Corporate Circle-Suite 400                and Director
Henderson, NV 89074

BIOGRAPHICAL INFORMATION AND BACKGROUND OF OFFICER AND DIRECTOR

Vadims Furss has acted as our President, Secretary, Treasurer and sole Director since our incorporation on June 10, 2014. January 2014 to present, Vadims Furss devoted his time to researching tourism industry. He researched information in books and on Internet. He also traveled to different European countries to study tourist business there. Mr. Furss graduated from Riga Trade College in 1988. (Qualification: Commercial bookkeeping). From 1995 to 2001,Vadims Furss worked as Director at "Lens" Staffing Agency in Riga, Latvia. His responsibilities were managing all recruiting, selection, and staffing activities and processes.

From 2001 till January 2014, Mr. Furss has been sales manager of Telegroup Ukraine, private company in Kiev, Ukraine. His responsibilities were research and cold calling to potential customers. He was responsible for sales process and for financial side of businesses including invoicing, discounts and staff commission.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Accordingly, our officers, directors, and principal stockholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

CODE OF ETHICS

We have not yet adopted a code of ethics that applies to our sole officer and director, or persons performing similar functions because we are in the start-up phase and are in the process of establishing our operations. We plan to adopt a code of ethics as and when our company grows to a sufficient size to warrant such adoption.

AUDIT COMMITTEE

As we have only a sole director, we have not established an audit committee as at the date of this registration statement, nor do we have plans to establish an audit committee until such time as we have established our full operations, and retained sufficient independent directors as members of our board of directors willing to be appointed to the audit committee and carry out the customary functions of an audit committee.

DIRECTOR NOMINEES

We do not have a nominating committee. Our sole director will in the future select individuals to stand for election as members of our board of directors. The company does not have a policy with regards to the consideration of any director candidates recommended by our security holders. Our board has determined that it is in the best position to evaluate our company's requirements as well as the qualifications of each candidate when it considers a nominee for a position on our board. If security holders wish to recommend candidates directly to our board, they may do so by communicating directly with our sole officer and director at the address specified on the cover of this registration statement.

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

We do not currently have an audit committee or a committee performing similar functions. The board of directors as a whole participates in the review of financial statements and disclosure.

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

SIGNIFICANT EMPLOYEES

We have no employees other than our President, Vadims Furss, who currently devotes approximately thirty hours per week to company matters and Franco Escobar, our secretary, who currently devotes 20 hours per week to our operations. As our business expands, Ms. Bamaca intends to devote as much time as the Board of Directors deems necessary to manage the affairs of the company.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our President, and Secretary (collectively, the "Named Executive Officers") from inception on November 12, 2013 until September 30, 2015:

SUMMARY COMPENSATION TABLE

                                                                      Non-Equity     Nonqualified
 Name and                                                             Incentive        Deferred
 Principal                                      Stock      Option        Plan        Compensation    All Other
 Position        Year     Salary($)  Bonus($)  Awards($)  Awards($)  Compensation($)  Earnings($)  Compensation($)  Total($)
 --------        ----     ---------  --------  ---------  ---------  ---------------  -----------  ---------------  --------
Vadims Furss,   June        -0-        -0-        -0-        -0-           -0-            -0-            -0-           -0-
President,      10, 2014
Treasurer       until
                September
                30, 2015

There are no current employment agreements between the company and its sole officer. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

CHANGE OF CONTROL

As of September 30, 2015, we had no pension plans or compensatory plans or other arrangements that provide compensation in the event of a termination of employment or a change in our control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides certain information regarding the ownership of our common stock, as of September 30, 2015 and as of the date of the filing of this annual report by:

     *    each of our executive officers;
     *    each director;
     * each person known to us to own more than 5% of our outstanding common stock; and
     *    all of our executive officers and directors and as a group.

                    Name and Address of      Amount and Nature of
Title of Class       Beneficial Owner        Beneficial Ownership     Percentage
--------------       ----------------        --------------------     ----------

Common Stock        Vadims Furss              4,000,000 shares           100%
                    2360 Corporate Circle     of common stock
                    - Suite 400               (direct)
                    Henderson, NV 89074

The percent of class is based on 4,000,000 shares of common stock issued and outstanding as of the date of this annual report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended September 30, 2015, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended September 30, 2015 and for the fiscal year ended September 30, 2014for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

                                              Year Ended
                             September 30, 2015       September 30, 2014
                             ------------------       ------------------

Audit Fees                         $4,000                   $4,000
Audit Related Fees                      0                        0
Tax Fees                                0                        0
All Other Fees                        120                        0
                                   ------                   ------
Total                              $4,120                   $    0
                                   ======                   ======

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors' independence.

ITEM 15. EXHIBITS

31.1 Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002

32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101      Interactive data files pursuant to Rule 405 of Regulation S-T

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AMBER GROUP INC.


Dated: January 12, 2016                By: /s/ Vadims Furss
                                           -------------------------------------
                                           Vadims Furss, President and Chief
                                           Executive Officer and Chief Financial
                                           Officer