Form 10-Q
period 2015-12-31
AMBER GROUP INC
filed 2016-02-09
CIK 1621697

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended December 31, 2015

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

           For the transition period from ____________ to ____________

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

                         3773 HOWARD HUGHES PARKWAY 500S
                            LAS VEGAS, NV 89169-0949
                                 (702)-430-6931
          (Address and telephone number of principal executive offices)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes[ ] No[ X ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

      Class                                   Outstanding as of February 5, 2016
      -----                                   ----------------------------------
Common Stock: $0.001                                      4,682,500

PART 1    FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)                                  3
             Balance Sheets                                                 3
             Statements of Operations                                       4
             Statements of Cash Flows                                       5
             Notes to Financial Statements                                  6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk        12

Item 4.   Controls and Procedures                                           12

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                 12

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds       12

Item 3.   Defaults Upon Senior Securities                                   12

Item 4.   Mine Safety Disclosures                                           12

Item 5.   Other Information                                                 12

Item 6.   Exhibits                                                          13

          Signatures                                                        13

                          PART 1 FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                AMBER GROUP INC.
          Condensed Balance Sheets as of December 31, 2015 (unaudited)
                        and September 30, 2015 (audited)

                                                                       December 31, 2015      September 30, 2015
                                                                       -----------------      ------------------
                                                                          (unaudited)
                                     ASSETS

Current Assets
  Cash and cash equivalents                                                $  8,010                $    427
                                                                           --------                --------
Prepaid Expense                                                                  --                      --
Total Current Assets                                                          8,010                     427
                                                                           --------                --------

Total Assets                                                               $  8,010                $    427
                                                                           ========                ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

Current Liabilities
  Accrued expenses                                                         $     --                $     --
  Loan from director                                                          5,337                   5,337
                                                                           --------                --------

Total Liabilities                                                             5,337                   5,337
                                                                           --------                --------
Stockholders' Equity
  Common stock, par value $0.001; 75,000,000 shares authorized,
   4,682,500 and 4,000,000 shares issued and outstanding respectively;        4,682                   4,000
  Additional paid in capital                                                 12,968                       0
  Deficit accumulated during the development stage                          (14,977)                 (8,910)
                                                                           --------                --------
Total Stockholders' Equity (Deficit)                                          2,673                  (4,910)
                                                                           --------                --------

Total Liabilities and Stockholders' Equity                                 $  8,010                $    427
                                                                           ========                ========


       See accompanying notes to condensed unaudited financial statements.

                                AMBER GROUP INC.
                       Condensed Statements of Operations
   for the periods three months ending December 31, 2015 and 2014 (unaudited)

                                                    Three months ended       Three months ended
                                                     December 31, 2015        December 31, 2014
                                                     -----------------        -----------------
REVENUES                                                $        0               $        0
                                                        ----------               ----------
OPERATING EXPENSES
  Business License and Permits                                  --                        0
  Professional Fees                                          5,636                        0
  Bank Service Charges                                         431                      122
                                                        ----------               ----------
TOTAL OPERATING EXPENSES                                     6,037                      122
                                                        ----------               ----------

NET LOSS FROM OPERATIONS                                    (6,066)                    (122)

PROVISION FOR INCOME TAXES                                       0                        0
                                                        ----------               ----------

NET LOSS                                                $   (6,066)              $     (122)
                                                        ==========               ==========

NET LOSS PER SHARE: BASIC AND DILUTED                   $    (0.00)              $    (0.00)
                                                        ==========               ==========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
 BASIC AND DILUTED                                       4,397,610                4,000,000
                                                        ==========               ==========


       See accompanying notes to condensed unaudited financial statements.

                                AMBER GROUP INC.
                        Condensed Statement of Cash Flows
    for the period three months ending December 31, 2015 and 2014 (unaudited)

                                                    Three months ended       Three months ended
                                                     December 31, 2015        December 31, 2014
                                                     -----------------        -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                $ (6,066)                $   (122)
  Changes in assets and liabilities:
    Increase (decrease) in accrued expenses                     0                        0
                                                         --------                 --------
CASH FLOWS USED IN OPERATING ACTIVITIES                    (6,066)                    (122)
                                                         --------                 --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of common stock                       13,650                       --
  Loans from director                                          --                      892
                                                         --------                 --------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                13,650                      892
                                                         --------                 --------

NET INCREASE IN CASH                                        7,584                      770
Cash, beginning of period                                     427                        0
                                                         --------                 --------

CASH, END OF PERIOD                                      $  8,010                 $    770
                                                         ========                 ========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                          $      0                 $      0
                                                         ========                 ========
  Income taxes paid                                      $      0                 $      0
                                                         ========                 ========


       See accompanying notes to condensed unaudited financial statements.

                                AMBER GROUP INC.
                   Notes to the Condensed Financial Statements
                          December 31, 2015 (unaudited)


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

INTERIM FINANCIAL STATEMENTS
The interim financial statements are condensed and should be read in conjunction with the company's latest annual financial statements and it is management's opinion that all adjustments necessary for a fair presentation for the interim periods have been made, and that all adjustments are of a normal recurring nature that there were no adjustments other than normal recurring adjustments.

BASIS OF PRESENTATION
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

GOING CONCERN
The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company had no revenues as of December 31, 2015. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management's efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

ACCOUNTING BASIS
The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America ("GAAP" accounting). The Company has adopted a September 30 fiscal year end.

CASH AND CASH EQUIVALENTS
The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $8,010 of cash as of December 31, 2015.

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

BASIC INCOME (LOSS) PER SHARE
Basic income (loss) per share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2015.

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

RECENT ACCOUNTING PRONOUNCEMENTS
In June 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-10, "Development Stage Entities". The amendments in this update remove the definition of a development stage entity from the Master Glossary of the ASC thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments in this update are applied retrospectively. The adoption of ASU 2014-10 removed the development stage entity financial reporting requirements for the Company.

NOTE 3 - LOANS FROM DIRECTOR

As of December 31, 2015, director loaned $5,337 for Company's business expenses. The loan is unsecured, non-interest bearing and due on demand.

The balance due to the director was $5,337 as of December 31, 2015.

NOTE 4 - COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized. September 29, 2014, the Company issued 4,000,000 shares of common stock for cash proceeds of $4,000 at $0.001 per share.

On December 30, 2015, the Company issued 685,500 shares of common stock for cash proceeds of $13,620 at $0.02 per share.

There were 4,685,500 shares of common stock issued and outstanding as of December 31, 2015.

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

NOTE 6 - INCOME TAXES

As of December 31, 2015, the Company had net operating loss carry forwards of approximately $6,036 that may be available to reduce future years' taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

                                                September 30,       December 31,
                                                    2015               2015
                                                  --------           --------
Federal income tax benefit attributable to:
  Current Operations                              $  1,605           $  2,052
  Less: valuation allowance                         (1,605)            (2,052)
                                                  --------           --------
Net provision for Federal income taxes            $      0           $      0
                                                  ========           ========

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

                                                September 30,       December 31,
                                                    2015               2015
                                                  --------           --------
Deferred tax asset attributable to:
  Net operating loss carryover                    $  3,119           $  5,082
  Less: valuation allowance                         (3,119)            (5,082)
                                                  --------           --------
Net deferred tax asset                            $      0           $      0
                                                  ========           ========

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $6,036 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 7 - SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to December 31, 2015 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

                           FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of
Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

EMPLOYEES AND EMPLOYMENT AGREEMENTS

At present, we have no employees other than our officer and director. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any officers, directors or employees.

RESULTS OF OPERATION

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

THREE MONTHS PERIOD ENDED DECEMBER 31, 2015 AND 2014

Our net loss for the three months periods ended December 31, 2015 and 2014 was $6,066 and $122. During the three months periods ended December 31, 2015 and 2014 we have not generated any revenue.

During the three months periods ended December 31, 2015 and 2014, our operating expenses were bank service charge and professional fees. The weighted average number of shares outstanding was 4,397,610 and 4,000,000 for the three months ended December 31, 2015 and 2014.

LIQUIDITY AND CAPITAL RESOURCES

THREE MONTHS PERIOD ENDED DECEMBER 31, 2015

As at December 31, 2015, our total assets were $8,010 compared to $427 in total assets at September 30, 2015. Total assets were comprised of cash and equivalents. As at December 31, 2015 and September 30, 2015, our current liabilities were $5,337. Stockholders' equity was $ 2,673 as of December 31, 2015 compare to stockholders' equity of $ (4,910) as of September 30, 2015.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the three months period ended December 31, 2015, net cash flows used in operating activities was $(6,066). For the three months period ended December 31, 2014, net cash flows from operating activities was $(122).

CASH FLOWS FROM INVESTING ACTIVITIES

For the three months period ended December 31, 2015, we have not generated cash flows from investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity. For the three months period ended December 31, 2015, cash flow from financing activities was $13,650. For the three months period ended December 31, 2014, net cash provided by financing activities was $892 received from proceeds from director loan.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next three months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities,  and debt  issuances.  Thereafter,  we  expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' review report accompanying our September 30, 2015 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No report required.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

Exhibits:

31.1     Certification  of  Chief  Executive   Officer  pursuant  to  Securities
         Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2     Certification  of  Chief  Financial   Officer  pursuant  to  Securities
         Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101      Interactive data files pursuant to Rule 405 of Regulation S-T

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Amber Group Inc.


Dated: February 5, 2016                     By: /s/ Vadims Furss
                                                --------------------------------
                                                Vadims Furss, President and
                                                Chief Executive Officer
                                                and Chief Financial Officer