Form 10-Q
period 2016-03-31
AMBER GROUP INC
filed 2016-05-05
CIK 1621697

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2016

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

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes[ ] No [X]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

      Class                                        Outstanding as of May 2, 2016
      -----                                        -----------------------------
Common Stock: $0.001                                        5,005,000

PART 1    FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)                                  3
             Balance Sheets                                                 3
             Statements of Operations                                       4
             Statements of Cash Flows                                       5
             Notes to Financial Statements                                  6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk        12

Item 4.   Controls and Procedures                                           12

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                 12

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds       12

Item 3.   Defaults Upon Senior Securities                                   12

Item 4.   Mine Safety Disclosures                                           12

Item 5.   Other Information                                                 12

Item 6.   Exhibits                                                          13

          Signatures                                                        13

                                AMBER GROUP INC.
            Condensed Balance Sheets as of March 31, 2016 (unaudited)
                             and September 30, 2015

                                                                           March 31, 2016        September 30, 2015
                                                                           --------------        ------------------
                                                                             (unaudited)
                                     ASSETS

Current Assets
  Cash and cash equivalen                                                     $  9,023                    427
  Undeposited Funds                                                              2,800                      0
                                                                              --------               --------
Total Current Assets                                                            11,823                    427
                                                                              --------               --------

Total Assets                                                                  $ 11,823               $    427
                                                                              ========               ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

Current Liabilities
  Accrued expenses                                                            $    530               $      0
  Loan from director                                                             5,337                  5,337
                                                                              --------               --------

Total Liabilities                                                                5,867                  5,337
                                                                              --------               --------

Stockholders' Equity
  Common stock, par value $0.001; 75,000,000 shares authorized,
   5,005,000 and 4,000,000 shares issued and outstanding respectively;           5,005                  4,000
  Additional paid in capital                                                    19,065                      0
  Deficit accumulated during the development stage                             (18,114)                (8,910)
                                                                              --------               --------
Total Stockholders' Equity (Deficit)                                             5,956                 (4,910)
                                                                              --------               --------

Total Liabilities and Stockholders' Equity                                    $ 11,823               $    427
                                                                              ========               ========


       See accompanying notes to condensed unaudited financial statements.

                                AMBER GROUP INC.
     Condensed Statements of Operations for the periods three and six months ending March 31, 2016 and 2015 (unaudited)

                                                Three months       Three months         Six months          Six months
                                                   ended               ended               ended               ended
                                               March 31, 2016      March 31, 2015      March 31, 2016      March 31, 2015
                                               --------------      --------------      --------------      --------------
REVENUES                                         $        0          $        0          $        0          $        0
                                                 ----------          ----------          ----------          ----------
OPERATING EXPENSES
  Professional Fees                                   2,792               1,500               8,428               1,500
  Bank Service Charges                                  375                 108                 776                 229
                                                 ----------          ----------          ----------          ----------
TOTAL OPERATING EXPENSES                              3,167               1,608               9,203               1,730
                                                 ----------          ----------          ----------          ----------

NET LOSS FROM OPERATIONS                             (3,167)             (1,608)             (9,203)             (1,730)

PROVISION FOR INCOME TAXES                                0                   0                   0                   0
                                                 ----------          ----------          ----------          ----------

NET LOSS                                         $   (3,167)         $   (1,608)         $   (9,203)         $   (1,730)
                                                 ==========          ==========          ==========          ==========

NET LOSS PER SHARE: BASIC AND DILUTED            $    (0.00)         $    (0.00)         $    (0.00)         $    (0.00)
                                                 ==========          ==========          ==========          ==========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
 BASIC AND DILUTED                                4,794,694           4,000,000           4,739,497           4,000,000
                                                 ==========          ==========          ==========          ==========


       See accompanying notes to condensed unaudited financial statements.

                                AMBER GROUP INC.
           Condensed Statement of Cash Flows for the period six months ending March 31, 2016 and 2015 (unaudited)

                                                       Six months            Six months
                                                          ended                 ended
                                                      March 31, 2016        March 31, 2015
                                                      --------------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                $ (9,203)             $ (1,730)
  Changes in assets and liabilities:
    Increase (decrease) in accrued expenses                   530                     0
                                                         --------              --------
CASH FLOWS USED IN OPERATING ACTIVITIES                    (8,673)               (1,730)
                                                         --------              --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of common stock                        1,005                    --
  Additional Paid in Capital                               19,065                    --
  Loans from director                                          --                 2,392
                                                         --------              --------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                20,070                 2,392
                                                         --------              --------

NET INCREASE IN CASH                                       11,397                   662

Cash, beginning of period                                     427                    --
                                                         --------              --------

CASH, END OF PERIOD                                      $ 11,823              $    662
                                                         ========              ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                          $      0              $      0
                                                         ========              ========
  Income taxes paid                                      $      0              $      0
                                                         ========              ========


       See accompanying notes to condensed unaudited financial statements.

                                AMBER GROUP INC.
                   Notes to the Condensed Financial Statements
                           March 31, 2016 (unaudited)


NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

AMBER GROUP INC. was incorporated under the laws of the State of Nevada on July 10, 2014. We are a development stage company that is in the business of offering local guided tours via our web platform.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DEVELOPMENT STAGE COMPANY
The Company is a development  stage  company as defined by section  915-10-20 of the FASB Accounting Standards Codification. The Company is devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since inception has been considered as part of the Company's development stage activities.

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

GOING CONCERN
The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company had no revenues as of March 31, 2016. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

CASH AND CASH EQUIVALENTS
The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $11,823 of cash as of March 31, 2016.

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

BASIC INCOME (LOSS) PER SHARE
Basic income (loss) per share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of March 31, 2016.

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

NOTE 3 - LOANS FROM DIRECTOR

As of March 31, 2016, director loaned $5,337 for Company's business expenses. The loan is unsecured, non-interest bearing and due on demand.

The balance due to the director was $5,337 as of March 31, 2016.

NOTE 4 - COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized. September 29, 2014, the Company issued 4,000,000 shares of common stock for cash proceeds of $4,000 at $0.001 per share.

As of December 31, 2015, the Company issued 682,500 shares of common stock for cash proceeds of $13,650 at $0.02 per share.

As of March 31, 2016, the Company issued 322,500 shares of common stock for cash proceeds of 6,450 at $0.02 per share.

There were 5,005,000 shares of common stock issued and outstanding as of March 31, 2016.

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

NOTE 6 - INCOME TAXES

As of March 31, 2016, the Company had net operating loss carry forwards of approximately $9,203 that may be available to reduce future years' taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

                                             September 30, 2015   March 31, 2016
                                             ------------------   --------------
Federal income tax benefit attributable to:
  Current Operations                              $  1,605          $  3,129
  Less: valuation allowance                         (1,605)           (3,129)
                                                  --------          --------
Net provision for Federal income taxes            $      0          $      0
                                                  ========          ========

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

                                             September 30, 2015   March 31, 2016
                                             ------------------   --------------
Deferred tax asset attributable to:
  Net operating loss carryover                    $  3,119          $  6,159
  Less: valuation allowance                         (3,119)           (6,159)
                                                  --------          --------
Net deferred tax asset                            $      0          $      0
                                                  ========          ========

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $18,114 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 7 - SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to April 28, 2016 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

THREE AND SIX MONTHS PERIODS ENDED MARCH 31, 2016 AND 2015

Our net loss for the three months periods ended March 31, 2016 and 2015 were $3,167 and $1,608. Our net loss for the six months periods ended March 31, 2016 and 2015 were $9,203 and $1,730. During the three and six months periods ended March 31, 2016 and 2015 we have not generated any revenue.

During the three and six months periods ended March 31, 2016 and 2015, our operating expenses were bank service charge and professional fees. The weighted average number of shares outstanding were 4,794,694 and 4,000,000 for the three months ended March 31, 2016 and 2015 and 4,739,497 and 4,000,000 for the six months ended March 31, 2016 and 2015.

LIQUIDITY AND CAPITAL RESOURCES

THREE MONTHS PERIOD ENDED MARCH 31, 2016

As at March 31, 2016, our total assets were $11,823 compared to $427 in total assets at September 30, 2015. Total assets were comprised of cash and equivalents. As at March 31, 2016 and September 30, 2015, our current liabilities were $5,867 and $5,337. Stockholders' equity was $ 5,956 as of March 31, 2016 compare to stockholders' equity of $ (4,910) as of September 30, 2015.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the six months period ended March 31, 2016, net cash flows used in operating activities was $(8,673). For the six months period ended March 31, 2015, net cash flows from operating activities was $(1,730).

CASH FLOWS FROM INVESTING ACTIVITIES

For the six months period ended March 31, 2016, we have not generated cash flows from investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity. For the six months period ended March 31, 2016, cash flow from financing activities was $20,070. For the six months period ended March 31, 2015, net cash provided by financing activities was $2,392 received from proceeds from director loan.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                                            Amber Group Inc.


Dated: May 2, 2016                          By: /s/ Vadims Furss
                                                --------------------------------
                                                Vadims Furss, President and
                                                Chief Executive Officer
                                                and Chief Financial Officer