Form 10-K
period 2016-09-30
AMBER GROUP INC
filed 2016-12-29
CIK 1621697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2016

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No.000-1621697

AMBER GROUP INC.
(Exact name of registrant as specified in its charter)

NEVADA	98-1032170
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification No.)

1980 Festival Plaza Drive Suite 530
Las Vegas, Nevada 89135
(Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file report pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted  electronically  and posted on its corporate Web site, if any, every  Interactive  Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter)  during the  preceding 12 months (or for such shorter  period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [X] No [ ]

As of December 23, 2016, the registrant had 5,005,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of December 23, 2016.

TABLE OF CONTENTS

	PART 1

ITEM 1	Description of Business	3

ITEM 1A	Risk Factors	4

ITEM 2	Description of Property	5

ITEM 3	Legal Proceedings	5

ITEM 4	Mine Safety Disclosures	5

	PART II

ITEM 5	Market for Common Equity and Related Stockholder Matters	5

ITEM 6	Selected Financial Data	5

ITEM 7	Management's Discussion and Analysis of Financial Condition and Results of Operations	5

ITEM 7A	Quantitative and Qualitative Disclosures about Market Risk	7

ITEM 8	Financial Statements and Supplementary Data	8

ITEM 9	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	17

ITEM 9A (T)	Controls and Procedures	17

	PART III

ITEM 10	Directors, Executive Officers, Promoters and Control Persons of the Company	18

ITEM 11	Executive Compensation	20

ITEM 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	21

ITEM 13	Certain Relationships and Related Transactions
		22
ITEM 14	Principal Accountant Fees and Services
		22
	PART IV
		22
ITEM 15	Exhibits

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

ADVANTAGE OF LOCAL GUIDE

When customer has very little time, a knowledgeable local guide can give customized sightseeing according to the customer's wishes in a timely manner.  Good guides will know places to avoid, rush hours, shopping areas that offer bargain prices, and direct you from areas under construction or closed roads  Local guides are very helpful for customers visiting ports on a cruise.  Customers can hire a tour guide to get them away from the hordes of passengers getting off ship and visit a quieter remote scene and enjoy a lunch at a local eatery. Because the tour guide is aware of limited time, he/she can plan your adventure and ensure return to the ship in time for boarding. When the customer is visiting a dangerous or chaotic location or the destination is in an area that has a reputation of political upheaval, a tour guide can help keep the customer safe. Unless customer is an expert, hiring a professional tour guide for extreme sports such as safaris, mountain climbing, scuba diving, deep sea fishing, white-water rafting; safety precaution should be a priority and it's best if customer will hire an experienced guide. On hikes or a nature trip, an experienced nature guide can provide information about the type animals that the customer may encounter, direct attention to different types of plants and explain the benefits to nature. A tour guide who speaks the local language can be an invaluable resource; both the customer and the native will be at ease with communication.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

There is a limited public market for our common shares. Our common shares are not quoted on OTCMarkets under the trading symbol “AMBG,” however an active market has not yet developed for our common stock We cannot assure you that there will be a market in the future for our common stock.

As of September 30, 2016, no shares of our common stock have traded.

NUMBER OF HOLDERS

As of September 30, 2016, the 5,005,000 issued and outstanding shares of common stock were held by 30 shareholders.

DIVIDENDS

No cash dividends were paid on our shares of common stock during the fiscal years ended September 30, 2016 and 2015. We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

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

FISCAL YEAR ENDED SEPTEMBER 30, 2016 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30,
2015.

Our net loss for the fiscal year ended September 30, 2016 was $20,197 compared to a net loss of $4,585 during the fiscal year ended September 30, 2015. While revenues increased to $1,995 for the fiscal year ended September 30, 2016 from $-0- for the prior fiscal year, this was more than offset by an increase in operating expenses to $22,192 for the fiscal year ended September 30, 2016 from $4,585 for the comparable 2015 period.

During the fiscal year ended September 30, 2016, we incurred professional fees of $20,905 and bank service charges of $1,246 compared to professional fees of $4,120 and bank service charges of $465 during fiscal year ended September 30, 2015.

Expenses incurred during the fiscal year ended September 30, 2016 compared to fiscal year ended September 30, 2015 increased primarily due to the increased scale and scope of business operations, as well as an increase in professional fees associated with our initial public offering.

The weighted average number of shares outstanding was 5,005,000 for the fiscal year ended September 30, 2016 and 4,000,000 for the fiscal year ended September 30, 2015.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED SEPTEMBER 30, 2016 AND 2015

As of September 30, 2016, our total assets were $696 comprised of cash and cash equivalents and our total liabilities were $5,703 comprised of loan from our director.  As of September 30, 2015, our total assets were $427 comprised of cash and cash equivalents and our total liabilities were $5,337 comprised of loan from our director.

Stockholders' equity (deficit) decreased from $(4,910) as of September 30, 2015 to $(5,007) as of September 30, 2016.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the fiscal year ended September 30, 2016, net cash flows used in operating activities was $(20,892). For the fiscal year ended September 30, 2015, net cash flows used in operating activities were $(4,585).

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the fiscal year ended September 30, 2016, net cash from financing activities was $20,466.   For the fiscal year ended
September 30, 2015, net cash from financing activities was $5,012.

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

GOING CONCERN

The independent auditors' report accompanying our September 30, 2016 and September 30, 2015 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.  The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMBER GROUP INC.

TABLE OF CONTENTS

SEPTEMBER 30, 2016

MICHAEL GILLESPIE & ASSOCIATES, PLLC
CERTIFIED PUBLIC ACCOUNTANTS
10544 ALTON AVE NE
SEATTLE, WA  98125
206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Amber Group, Inc.

We have audited the accompanying balance sheets of Amber Group, Inc. as of September 30, 2016 and 2015 and the related statements of operations, stockholders’ deficit and cash flows for the years ended September 30, 2016 and 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Amber Group, Inc. as of September 30, 2016 and 2015 and the results of its operations, stockholders’ deficit and cash flows for the years ended September 30, 2016 and 2015 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the company will continue as a going concern. As discussed in Note #2 to the financial statements, the company has had significant operating losses; a working capital deficiency and its need for new capital raise substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note #2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MICHAEL GILLESPIE & ASSOCIATES, PLLC
Seattle, Washington
December 12, 2016

AMBER GROUP INC.
Balance Sheet as of September 30, 2016 and 2015

	September 30, 2016	September 30, 2015
ASSETS

Current Assets
Cash and cash equivalents	$-	$427
Prepaid Expenses	696
Total Current Assets	696	427

Total Assets	$696	$427

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accrued expenses	$0	$0
Loan from director	5,703	5,337

Total Liabilities	5,703	5,337

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 5,005,000 and 4,000,000 shares issued and outstanding respectively;	5,005	4,000
Additional paid in capital	19,095	0
Deficit accumulated during the development stage	(29,107)	(8,910)
Total Stockholders’ Equity (Deficit)	(5,007)	(4,910)

Total Liabilities and Stockholders’ Equity	$695	$427

See accompanying notes to financial statements.

AMBER GROUP INC.
Statement of Operations for the years ending
September 30, 2016 and 2015

	Year ended September 30, 2016	Year ended September 30, 2015

REVENUES	$1,995	$0

OPERATING EXPENSES
Professional Fees	20,905	4,120
Bank Service Charges	1,246	465
General and Administrative Expenses	40
TOTAL OPERATING EXPENSES	22,192	4,585

NET LOSS FROM OPERATIONS	(20,197)	(4,585)

PROVISION FOR INCOME TAXES	0	0

NET LOSS	$(20,197)	$(4,585)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,005,000	4,000,000

See accompanying notes to financial statements.

AMBER GROUP INC.
Statement of Stockholder’s Equity
ending September 30, 2016

	Common Stock		Additional Paid-in	Deficit Accumulated during the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity

Inception, July 10, 2014	-	$-	$-	$-	$-

Shares issued for cash at $0.001 per share	4,000,000	4,000	-	-	4,000

Net loss for the year ended September 30, 2014	-	-	-	(4,325)	(4,325)

Balance, September 30, 2014	4,000,000	$4,000	$-	$(4,325)	$(325)

Net loss for the year ended September 30, 2015	-	-	-	(4,585)	(4,585)

Balance, September 30, 2015	4,000,000	$4,000	$-	$(8,910)	$(4,910)

Shares issued for cash at $0.01 per share	1,005,000	1,005	19,095	-	20,100

Net loss for the year ended September 30, 2016	-	-	-	(20,197)	(20,197)

Balance, September 30, 2016	5,005,000	$5,005	$19,095	$(29,107)	$(5,007)

See accompanying notes to financial statements.

AMBER GROUP INC.
Statement of Cash Flows for the years ending
September 30, 2016 and 2015

	Year ended September 30, 2016	Year ended September 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(20,197)	$(4,585)
Changes in assets and liabilities:
Increase (decrease) in prepaid expenses	(696)	0
CASH FLOWS USED IN OPERATING ACTIVITIES	(20,892)	(4,585)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	20,100	-
Loans from director	366	5,012
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	20,466	5,012

NET INCREASE IN CASH	427	427
Cash, beginning of period	427	-
Cash, end of period	$0	$427

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0
Income taxes paid	$0	$0

See accompanying notes to financial statements.

AMBER GROUP INC.
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2016 and 2015

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

AMBER GROUP INC. was incorporated under the laws of the State of Nevada on July 10, 2014. Our address is 3773 HOWARD HUGHES PARKWAY 500S LAS VEGAS NV 89169.  We are a development stage company that is in the business of offering local guided tours via our web platform.

NOTE 2 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

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

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted a September 30 fiscal year end.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $0 of cash as of September 30, 2016 and $427 as of September 30, 2015.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents and amounts due to shareholder. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

AMBER GROUP INC.
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2016 and 2015

NOTE 2 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of September 30, 2016.

Comprehensive Income

The Company has which established standards for reporting and display of comprehensive income, its components and accumulated balances.  When applicable, the Company would disclose this information on its Statement of Stockholders’ Equity.  Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has not had any significant transactions that are required to be reported in other comprehensive income.

Recent Accounting Pronouncements

In September 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-10, “Development Stage Entities”.  The amendments in this update remove the definition of a development stage entity from the Master Glossary of the ASC thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments in this update are applied retrospectively.  The adoption of ASU 2014-10 removed the development stage entity financial reporting requirements for the Company.

NOTE 3 – LOANS FROM DIRECTOR

As of September 30, 2016, director loaned $5,703 for Company’s business expenses. The loan is unsecured, non-interest bearing and due on demand.

The balance due to the director was $5,703 as of September 30, 2016.

NOTE 4 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On September 29, 2014, the Company issued 4,000,000 shares of common stock for cash proceeds of $4,000 at $0.001 per share.

As of December 31, 2015, the Company issued 682,500 shares of common stock for cash proceeds of $13,650 at $0.02 per share.

As of June 30, 2016, the Company issued 322,500 shares of common stock for cash proceeds of 6,450 at $0.02 per share.

There were 5,005,000 shares of common stock issued and outstanding as of September 30, 2016.

AMBER GROUP INC.
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2016 and 2015

NOTE 5 – COMMITMENTS AND CONTINGENCIES

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

NOTE 6 - PREPAID EXPENSES

The Company has prepaid their expenses to the auditor in the amount of $696.

NOTE 7 – INCOME TAXES

As of September 30, 2016, the Company had net operating loss carry forwards of approximately $29,107 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	September 30, 2016	September 30, 2015
Federal income tax benefit attributable to:
Current Operations	$6,867	$1,605
Less: valuation allowance	(6,867)	(1,605)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 35% of significant items comprising our net deferred tax amount is as follows:

	September 30, 2016	September 30, 2015
Deferred tax asset attributable to:
Net operating loss carryover	$9,896	$3,119
Less: valuation allowance	(9,896)	(3,119)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $29,107 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 8 – SUBSEQUENT EVENTS

On November 29, 2016 2016, Mr. Tee Chuen Meng was appointed as President and Chief Executive Officer, Secretary and Treasurer of our company. On November 29, 2016, Vadims Furss resigned as President, Chief Executive Officer, Secretary and Treasurer of our company.

On November 30, 2016, we filed a certificate of amendment to our articles of incorporation with the Nevada Secretary of State to change our name to “Natural Health Farm Holdings Inc.” and affect a 30:1 forward stock split of our common stock and increase our Authorized Share Capital to 500,000,000 (Five Hundred Million).   This amendment was unanimously approved by our board of directors on November 29, 2016., stockholders holding a majority of our voting power took action by written consent approving an amendment to our articles of incorporation to change the name of the company to a name to be determined by the board of directors and 30:1 forward stock split and increase our Authorized to 500,000,000  in its sole discretion, and authorized the Board of Directors to file the Amendment upon a determination and resolution of the Board of Directors of such new corporate name and 30:1 forward stock split.

We have requested a new symbol from FINRA in connection with the recent name change and as of the date of this report, we have not received the new symbol from FINRA.  We will provide an update upon assignment of the new symbol from FINRA.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON DISCLOSURE CONTROLS AND PROCEDURES

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)).  The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of September 30, 2016 using the criteria established in " Internal Control - Integrated Framework "
issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of September 30, 2016, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee - While not being legally obligated to have an audit committee, it is the management's view that such a committee, including a financial expert member, is an utmost important entity level control over the Company's financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management's activities.

2.	We did not maintain appropriate cash controls - As of September 30, 2016, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company's bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.	We did not implement appropriate information technology controls - As at September 30, 2016, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company's data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2016 based on criteria established in Internal
Control--Integrated Framework issued by COSO.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of September 30, 2016, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

DIRECTORS AND EXECUTIVE OFFICERS

The name, address and position of our present officers and directors are set forth below:

Name and Address of Executive
Officer and/or Director	Age	Position

Tee Chuen Meng	38	President, Secretary, Treasurer and Director
1980 Festival Plaza Drive Suite 530
Las Vegas, NV 89135

BIOGRAPHICAL INFORMATION AND BACKGROUND OF OFFICER AND DIRECTOR

On November 29, 2016 2016, Mr. Tee Chuen Meng was appointed as President and Chief Executive Officer, Secretary and Treasurer of our company. On November 29, 2016, Vadims Furss resigned as President, Chief Executive Officer, Secretary and Treasurer of our company.

Mr. Tee Chuen Meng is CEO and Director of NHF Group of Companies.  Natural Health Farm Group of Companies controls several companies in the natural health industry throughout Malaysia, China and other countries.  Tee Chuen Meng, 37 has been navigating these companies for over 5 years expanding it to 70 retail stores in several countries.

Mr. Tee Chuen Meng is also the Senior Physician for Natural Health Naturopathics Centre.

Mr. Tee Chuen Meng received an MBA from the University of South Australia achieving the Chancellor List in 2010. Tee Chuen Meng attended University of Technology in Malaysia and also received a Diploma of Diet & Nutrition from the International Therapy Examination Council.   Mr. Tee Chuen Meng is qualified to lead our company into the future. His management experience makes him a perfect fit for this position.

During the past ten years, Mr. Tee Chuen Meng has not been the subject of the following events:

1.	A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.	Convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.	The subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities; associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

i)	Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or

ii)	Engaging in any type of business practice; or

iii)	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.	The subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph 3.i in the preceding paragraph or to be associated with persons engaged in any such activity;

5.	Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.	Was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.	Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i)	Any Federal or State securities or commodities law or regulation; or

ii)	Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or

iii)	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.	Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Family Relationships

There are no family relationships among our directors or executive officers.

Director Qualifications

The following specific experience, qualifications, attributes, or skills of Mr. Tee Chuen Meng to lead the Company to the conclusion that they should serve as a director in light of our business and structure:

Mr. Tee Chuen Meng is qualified to be a Company director because he has managed several businesses successfully and thus brings management, organizational, operational and administrative experience to our Board.

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

DIRECTOR NOMINEES

We do not have a nominating committee. Our sole director will in the future select individuals to stand for election as members of our board of directors.  The company does not have a policy with regards to the consideration of any director candidates recommended by our security holders. Our board has determined that it is in the best position to evaluate our company's requirements as well as the qualifications of each candidate when it considers a nominee for a position on our board. If security holders wish to recommend candidates directly to our board, they may do so by communicating directly with our sole officer and director at the address specified on the cover of this Annual Report on Form 10-K.

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

SIGNIFICANT EMPLOYEES

As of September 30, 2016, we had no employees other than our President, Vadims Furss, who devoted approximately thirty hours per week to company matters.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our President, and Secretary (collectively, the "Named Executive Officers") from inception on November 12, 2013 until
September 30, 2015 and for the year ended September 30, 2016:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)

Vadims Furss,	June 10, 2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
President, Treasurer	until
September 30, 2015

	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the company and its sole officer. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

CHANGE OF CONTROL

As of September 30, 2016, we had no pension plans or compensatory plans or other arrangements that provide compensation in the event of a termination of employment or a change in our control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides certain information regarding the ownership of our common stock, as of September 30, 2016 by:

*	each of our executive officers;
*	each director;
*	each person known to us to own more than 5% of our outstanding common stock; and
*	all of our executive officers and directors and as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Vadims Furss 2360 Corporate Circle - Suite 400 Henderson, NV 89074	4,000,000 shares of common stock (direct)	80%

The percent of class is based on 5,000,500 shares of common stock issued and outstanding as of September 30, 2016.

The following table provides certain information regarding the ownership of our common stock, as of the date of this Annual Report on Form 10-K by:

*	each of our executive officers;
*	each director;
*	each person known to us to own more than 5% of our outstanding common stock; and
*	all of our executive officers and directors and as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Tee Chuen Meng 1980 Festival Plaza Drive, Suite 530 Las Vegas, NV 89135	500,000 shares of common stock (direct)	9.99%

	Jeffrey Chung Sheun Thai 1980 Festival Plaza Drive, Suite 530 Las Vegas, NV 89135	3,500,000 shares of common stock (direct)	69.93%

The percent of class is based on 5,000,500 shares of common stock issued and outstanding as of the date of this annual report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended September 30, 2016, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended September 30, 2016 and for the fiscal year ended September 30, 2015 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	September 30, 2016	September 30, 2015

Audit Fees	$8,000	$4,000
Audit Related Fees	0	0
Tax Fees	1,2000
All Other Fees	0	120
Total	$9,200	$4,120

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

AMBER GROUP INC.

Dated: December 28, 2016	By: /s/ Tee Chuen Meng
Tee Chuen Meng, President and Chief Executive Officer
and Chief Financial Officer