Form 10-Q
period 2016-12-31
AMBER GROUP INC
filed 2017-02-21
CIK 1621697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.000-1621697

Amber Group Inc.
(Exact name of registrant as specified in its charter)

NEVADA	98-1032170
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

Class	Outstanding as of December 31, 2016

Common Stock: $0.001	150,150,000

AMBER GROUP INC.

PART 1 FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMBER GROUP INC.

Condensed Balance Sheets
as of December 31, 2016 (unaudited) and September 30, 2015 (audited)

	December 31, 2016	September 30, 2016
ASSETS

Current Assets
Prepaid Expenses	$4,982	$696
Total Current Assets	4,982	696

Total Assets	$4,982	$696

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Current Liabilities
Loan from director	$4,982	$5,703

Total Liabilities	4,982	5,703

Stockholders' Equity
Common stock, par value $ 0.000033; 500,000,000 shares authorized,
150,150,000 shares issued and outstanding;	5,005	5,005
Additional paid in capital	28,342	19,095
Deficit accumulated during the development stage	(33,347)	(29,107)
Total Stockholders' Equity (Deficit)	—	(5,007)

Total Liabilities and Stockholders' Equity	$4,982	$696

See accompanying notes to condensed unaudited financial statements.

AMBER GROUP INC.

Condensed Statements of Operations
for the periods three months ending December 31, 2016 and 2015 (unaudited)

	Three months Ended December 31, 2016	Three months Ended December 31, 2015

REVENUES	$—	$—

OPERATING EXPENSES
Professional Fees	4,240	5,636
Bank Service Charges	—	431
TOTAL OPERATING EXPENSES	4,240	6,067

NET LOSS FROM OPERATIONS	(4,240)	(6,067)

PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(4,240)	$(6,067)

NET LOSS PER SHARE: BASIC AND DILUTED	$—	$—

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING: BASIC AND DILUTED	150,150,000	131,928,300

See accompanying notes to condensed unaudited financial statements.

AMBER GROUP INC.

Condensed Statement of Cash Flows
for the period three months ending December 31, 2016 and 2015 (unaudited)

	Three months ended December 31, 2016	Three months Ended December 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(4,240)	$(6,067)
Changes in assets and liabilities:
Increase in prepaid expenses	(4,286)	—
CASH FLOWS USED IN OPERATING ACTIVITIES	(8,526)	(6,067)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	—	13,650
Increase in loan from existing director	8,526	—
Increase in additional paid in capital	9,247	—
Forgiveness of debt from former director	(9,247)	—
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	8,526	13,650

NET INCREASE IN CASH	—	7,583
Cash, beginning of period	—	427
Cash, end of period	$—	$8,010

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$—

Income taxes paid	$—	$—

Major non-cash transaction:

The former director forgave his debts amounted to $9,247 and thus the balance due to director was transferred to additional paid in capital during the three months period ended December 31, 2016.

See accompanying notes to condensed unaudited financial statements.

AMBER GROUP INC.

Notes to the Condensed Financial Statements
December 31, 2016 (unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Amber Group Inc. was incorporated under the laws of the State of Nevada on July 10, 2014. Our address is 1980 Festival Plaza Drive Suite 530 Las Vegas, Nevada 89135.  We are a development stage company that is in the business of offering local guided tours via our web platform.

On November 29, 2016, Mr. Tee Chuen Meng was appointed as President and Chief Executive Officer, Secretary and Treasurer of our company. On November 29, 2016, Vadims Furss resigned as President, Chief Executive Officer, Secretary and Treasurer of our company.

On November 30, 2016, we filed a certificate of amendment to our articles of incorporation with the Nevada Secretary of State to change our name to “Natural Health Farm Holdings Inc.” and affect a 30:1 forward stock split of our common stock and increase our Authorized Share Capital to 500,000,000 (Five Hundred Million).   This amendment was unanimously approved by our board of directors on November 29, 2016.  Stockholders holding a majority of our voting power took action by written consent approving an amendment to our articles of incorporation to change the name of the company to a name to be determined by the board of directors and 30:1 forward stock split and increase our Authorized to 500,000,000  in its sole discretion, and authorized the Board of Directors to file the Amendment upon a determination and resolution of the Board of Directors of such new corporate name and 30:1 forward stock split. These corporate actions will become effective upon approval by FINRA.

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

Going Concern
The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues as of December 31, 2016.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

Fair Value of Financial Instruments
The Company’s financial instruments consist of amounts due to shareholder. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

Revenue Recognition
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured. The Company had no revenues as of December 31, 2016.

Stock-Based Compensation
Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2016.

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

NOTE 3 – LOANS FROM DIRECTOR

The loan from the former director as of September 30, 2016 was $5,703. $3,544 was subsequently loaned and the entire balance of the former shareholder of $9,247 was forgiven as of December 31, 2016.

As of December 31, 2016, a director loaned $4,982 for Company's business expenses.  The loan is unsecured, non-interest bearing and due on demand.

NOTE 4 – COMMON STOCK

On September 29, 2014, the Company issued 120,000,000 shares of common stock for cash proceeds of $4,000 at $0.000033 per share.

As of December 31, 2015, the Company issued 20,475,000 shares of common stock for cash proceeds of $13,650 at $0.00066 per share.

As of June 30, 2016, the Company issued 9,675,000 shares of common stock for cash proceeds of 6,450 at $0.00066 per share.

On November 30, 2016, the Company affect a 30:1 forward stock split of the common stock and increase the Authorized Share Capital to from 75,000,000 to 500,000,000.

There were 150,150,000 shares of common stock issued and outstanding as of December 31, 2016.

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

NOTE 6 - PREPAID EXPENSES

As of December 31, 2016, the Company has paid in advance a retainer of $4,982 to the lawyer. The Company has prepaid their expenses to the auditor in the amount of $696 as of September 30, 2016.

NOTE 7 – INCOME TAXES

As of December 31, 2016, the Company had net operating loss carry forwards of approximately $33,347 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	September 30, 2016	December 31, 2016
Federal income tax benefit attributable to:
Current Operations	$6,867	$1,441
Less: valuation allowance	(6,867)	(1,441)
Net provision for Federal income taxes	$—	$—

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	September 30, 2016	December 31, 2016
Deferred tax asset attributable to:
Net operating loss carryover	$9,896	$11,337
Less: valuation allowance	(9,896)	(11,337)
Net deferred tax asset	$—	$—

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $33,347 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to December 31, 2016 to the date these financial statements were issued on February 14, 2017, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

THREE MONTHS PERIOD ENDED DECEMBER 31, 2016 AND 2015

Our net loss for the three months periods ended December 31, 2016 and 2015 was $4,240 and 6,067. During the three months periods ended December 31, 2016 and 2015 we have not generated any revenue.

During the three months periods ended December 31, 2016 and 2015, our operating expenses were bank service charge and professional fees. The weighted average number of shares outstanding was 150,150,000 and 131,928,300 for the three months ended December 31, 2016 and 2015.

LIQUIDITY AND CAPITAL RESOURCES

THREE MONTHS PERIOD ENDED DECEMBER 31, 2016

As at December 31, 2016, our total assets were $4,982 compared to $696 in total assets at September 30, 2016. As at December 31, 2016, total liabilities were $4,982 compared to $5,703 at September 30, 2016. Stockholders' equity was $0 as of December 31, 2016 compare to stockholders' equity (deficit) of $(5,007) as of September 30, 2015.

CASH FLOWS FROM OPERATING ACTIVITIES

For the three months period ended December 31, 2015, the net cash flows used in operating activities was ($6,067). For the three months period ended December 31, 2016, the net cash flows used in operating activities was ($8,526).

CASH FLOWS FROM INVESTING ACTIVITIES

For the three months period ended December 31, 2016 and 2015, we have not generated cash flows from investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the three months period ended December 31, 2016, cash flows from financing activities were $8,526 from loans. For the three months period ended December 31, 2015, cash flow from financing activities was $13,650 from stock sellers.

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

GOING CONCERN

The independent auditors' review report accompanying our September 30, 2016 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Amber Group Inc.

Dated: February 21, 2017	By: /s/ Tee Chuen Meng
Tee Chuen Meng, President and Chief Executive Officer and Chief Financial Officer