Form 10-Q
period 2017-03-31
NATURAL HEALTH FARM HOLDINGS INC
filed 2017-05-22
CIK 1621697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.000-1621697

Natural Health Farm Holdings Inc.
(Formerly known as Amber Group Inc.)
(Exact name of registrant as specified in its charter)

NEVADA	98-1032170
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1980 Festival Plaza Drive Suite 530
Las Vegas, Nevada 89135
(702)-430-6931
(Address and telephone number of principal executive offices)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company”, in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☒

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

Class	Outstanding as of March 31, 2017
Common Stock: $0.001	150,150,000

NATURAL HEALTH FARM HOLDINGS INC.
(FORMERLY KNOWN AS AMBER GROUP INC.)

PART 1 FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATURAL HEALTH FARM HOLDINGS INC.
(FORMERLY KNOWN AS AMBER GROUP INC.)

Condensed Balance Sheets
as of March 31, 2017 (unaudited) and September 30, 2016 (audited)

	March 31, 2017	September 30, 2016
ASSETS

Current Assets
Prepaid Expenses	$4,982	$696
Total Current Assets	4,982	696

Total Assets	$4,982	$696

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current Liabilities
Amount due to shareholders	$4,905	$-
Loan from director	4,982	5,703

Total Liabilities	9,887	5,703

Stockholders' Equity
Common stock, par value $ 0.000033; 500,000,000 shares authorized,
150,150,000 shares issued and outstanding;	5,005	5,005
Additional paid in capital	28,342	19,095
Deficit accumulated during the development stage	(38,252)	(29,107)
Total Stockholders' Equity (Deficit)	(4,905)	(5,007)

Total Liabilities and Stockholders' Equity	$4,982	$696

See accompanying notes to condensed unaudited financial statements.

NATURAL HEALTH FARM HOLDINGS INC.
(FORMERLY KNOWN AS AMBER GROUP INC.)

Condensed Statements of Operations
for the periods three and six months ending March 31, 2017 and 2016 (unaudited)

	For the three months ended		For the six months ended
	March 31,		March 31,
	2017	2016	2017	2016

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
Professional Fees	4,905	2,792	9,145	8,428
Bank Service Charges	-	375	-	776
TOTAL OPERATING EXPENSES	4,905	3,167	9,145	9,204

NET LOSS FROM OPERATIONS	(4,905)	(3,167)	(9,145)	(9,204)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(4,905)	$(3,167)	$(9,145)	$(9,204)

NET LOSS PER SHARE: BASIC AND DILUTED	$-	$-	$-	$-

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	150,150,000	4,794,694	150,150,000	4,739,497

See accompanying notes to condensed unaudited financial statements.

NATURAL HEALTH FARM HOLDINGS INC.
(FORMERLY KNOWN AS AMBER GROUP INC.)

Condensed Statement of Cash Flows
for the period six months ending March 31, 2017 and 2016 (unaudited)

	For the six months ended
	March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(9,145)	$(9,204)
Changes in assets and liabilities:
Increase in prepaid expenses	(4,286)	-
Increase in accrued expenses	-	530
CASH FLOWS USED IN OPERATING ACTIVITIES	(13,431)	(8,674)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	1,005
Increase in loan from existing director	8,526	-
Increase in amount due to shareholders	4,905	-
Increase in additional paid in capital	9,247	19,065
Forgiveness of debt from former director	(9,247)	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	13,431	20,070

NET INCREASE IN CASH	-	11,396
Cash, beginning of period	-	427
Cash, end of period	$-	$11,823

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-

Income taxes paid	$-	$-

Major non-cash transaction:
The former director forgave his debts amounted to $9,247 and thus the balance due to director was transferred to additional paid in capital during the six months period ended March 31, 2017.

See accompanying notes to condensed unaudited financial statements.

NATURAL HEALTH FARM HOLDINGS INC.
(FORMERLY KNOWN AS AMBER GROUP INC.)

Notes to the Condensed Financial Statements
March 31, 2017 (unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Natural Health Farm Holdings Inc. (formerly known as Amber Group Inc.) was incorporated under the laws of the State of Nevada on July 10, 2014. Our address is 1980 Festival Plaza Drive Suite 530 Las Vegas, Nevada 89135.  We are a development stage company that is in the business of offering local guided tours via our web platform.

On November 29, 2016, Mr. Tee Chuen Meng was appointed as President and Chief Executive Officer, Secretary and Treasurer of our company. On November 29, 2016, Vadims Furss resigned as President, Chief Executive Officer, Secretary and Treasurer of our company.

On November 30, 2016, we filed a certificate of amendment to our articles of incorporation with the Nevada Secretary of State to change our name to “Natural Health Farm Holdings Inc.” and affect a 30:1 forward stock split of our common stock and increase our Authorized Share Capital to 500,000,000 (Five Hundred Million).   This amendment was unanimously approved by our board of directors on November 29, 2016, Stockholders holding a majority of our voting power took action by written consent approving an amendment to our articles of incorporation to change the name of the company to a name to be determined by the board of directors and 30:1 forward stock split and increase our Authorized to 500,000,000  in its sole discretion, and authorized the Board of Directors to file the Amendment upon a determination and resolution of the Board of Directors of such new corporate name and 30;1 forward stock split.

On March 16, 2017. FINRA has approved the corporate name change to “Natural Health Farm Holdings Inc,” an increase in our authorized shares of common stock to 500,000,000 shares and a 30:1 forward stock split effective March 17, 2017.  The new trading symbol for our common stock is “NHEL”.

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

Going Concern
The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues as of March 31, 2017.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

Revenue Recognition
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured. The Company had no revenues as of March 31, 2017.

Stock-Based Compensation
Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of March 31, 2017.

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

NOTE 3 – LOANS FROM DIRECTOR AND SHAREHOLDERS

The loan from the former director as of September 30, 2016 was $5,703. $3,544 was subsequently loaned and the entire balance of the former shareholder of $9,247 was forgiven as of December 31, 2016.

As of March 31, 2017, a director and shareholders loaned $4,982 and $4,905 respectively for Company’s business expenses. The loans are unsecured, non-interest bearing and due on demand.

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

There were 150,150,000 shares of common stock issued and outstanding as of March 31, 2017.

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

NOTE 6 - PREPAID EXPENSES

As of March 31, 2017, the Company has paid in advance a retainer of $4,982 to the lawyer. The Company has prepaid their expenses to the auditor in the amount of $696 as of September 30, 2016.

NOTE 7 – INCOME TAXES

As of March 31, 2017, the Company had net operating loss carry forwards of approximately $38,252 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	September 30, 2016	March 31, 2017
Federal income tax benefit attributable to:
Current Operations	$6,867	$3,110
Less: valuation allowance	(6,867)	(3,110)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	September 30, 2016	March 31, 2017
Deferred tax asset attributable to:
Net operating loss carryover	$9,896	$13,006
Less: valuation allowance	(9,896)	(13,006)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $38,252 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to March 31, 2017 to the date these financial statements were issued on May 17, 2017, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

THREE AND SIX MONTHS PERIODS ENDED MARCH 31, 2017 AND 2016

Our net loss for the three months periods ended March 31, 2017 and 2016 was $4,905 and $3,167. Our net loss for the six months periods ended March 31, 2017 and 2016 were $9,145 and $9,204. During the three and six months periods ended March 31, 2017 and 2016, we have not generated any revenue.

During the three and six months periods ended March 31, 2017 and 2016, our operating expenses were bank service charge and professional fees. The weighted average number of shares outstanding were 150,150,000 and 4,794,694 for the three months ended March 31, 2017 and 2016 and 150,150,000 and 4,739,497 for the six months ended March 31, 2017 and 2016.

LIQUIDITY AND CAPITAL RESOURCES

SIX MONTHS PERIOD ENDED MARCH 31, 2017

As at March 31, 2017, our total assets were $4,982 compared to $696 in total assets at September 30, 2016. As at March 31, 2017, total liabilities were $9,887 compared to $5,703 at September 30, 2016. Stockholders' equity (deficit) was $(4,905) as of March 31, 2017 compare to stockholders' equity (deficit) of $(5,007) as of September 30, 2016.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the six months period ended March 31, 2017, net cash flows used in operating activities was $(13,431). For the six months period ended March 31, 2016, net cash flows used in operating activities was $(8,674).

CASH FLOWS FROM INVESTING ACTIVITIES

For the six months period ended March 31, 2017 and 2016, we have not generated cash flows from investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six months period ended March 31, 2017, cash flow from financing activities was $13,431 from loans. For the six months period ended March 31, 2016, cash flow from financing activities was $20,070.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six-month period ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Natural Health Farm Holdings Inc. (formerly known as Amber Group Inc.)

Dated: May 19, 2017	By: /s/ Tee Chuen Meng
Tee Chuen Meng, President and Chief Executive Officer and Chief Financial Officer