Form 10-Q
period 2017-06-30
NATURAL HEALTH FARM HOLDINGS INC
filed 2017-08-17
CIK 1621697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes☐ No ☒

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

Class	Outstanding as of June 30, 2017
Common Stock: $0.001	150,150,000

NATURAL HEALTH FARM HOLDINGS INC.
(FORMERLY KNOWN AS AMBER GROUP INC.)

TABLE OF CONTENTS

PART 1 FINANCIAL INFORMATION

PART 1 FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATURAL HEALTH FARM HOLDINGS INC.
(FORMERLY KNOWN AS AMBER GROUP INC.)

Condensed Balance Sheets
as of June 30, 2017 (unaudited) and September 30, 2016

	June 30, 2017	September 30, 2016
ASSETS

Current Assets
Prepaid Expenses	$-	$696
Total Current Assets	-	696

Total Assets	$-	$696

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current Liabilities
Other payables	$2,070	$-
Amount due to shareholders	23,643	-
Loan from director	4,982	5,703

Total Liabilities	30,695	5,703

Stockholders' Equity
Common stock, par value $ 0.000033; 500,000,000 shares authorized,
150,150,000 shares issued and outstanding;	5,005	5,005
Additional paid in capital	28,342	19,095
Deficit accumulated during the development stage	(64,042)	(29,107)
Total Stockholders' Equity (Deficit)	(30,695)	(5,007)

Total Liabilities and Stockholders' Equity	$-	$696

See accompanying notes to condensed unaudited financial statements.

NATURAL HEALTH FARM HOLDINGS INC.
(FORMERLY KNOWN AS AMBER GROUP INC.)

Condensed Statements of Operations
for the periods three and nine months ending June 30, 2017 and 2016 (unaudited)

	For the three months ended		For the nine months ended
	June 30,		June 30,
	2017	2016	2017	2016

REVENUES	$-	$1,000	$-	$1,000

OPERATING EXPENSES
Professional Fees	25,790	10,169	34,935	18,596
Bank Service Charges	-	469	-	1,245
General and Administrative Expenses	-	40	-	40
TOTAL OPERATING EXPENSES	25,790	10,678	34,935	19,881

NET LOSS FROM OPERATIONS	(25,790)	(9,678)	(34,935)	(18,881)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(25,790)	$(9,678)	$(34,935)	$(18,881)

NET LOSS PER SHARE: BASIC AND DILUTED	$-	$-	$-	$-

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	150,150,000	5,005,000	150,150,000	4,828,633

See accompanying notes to condensed unaudited financial statements.

NATURAL HEALTH FARM HOLDINGS INC.
(FORMERLY KNOWN AS AMBER GROUP INC.)

Condensed Statement of Cash Flows
for the period nine months ending June 30, 2017 and 2016 (unaudited)

	For the nine months ended
	June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(34,935)	$(18,881)
Changes in assets and liabilities:
Decrease in prepaid expenses	696	-
Increase in accrual and other payables	2,070	692
CASH FLOWS USED IN OPERATING ACTIVITIES	(32,169)	(18,189)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	1,005
Increase in loan from existing director	8,526	-
Increase in amount due to shareholders	23,643	-
Increase in additional paid in capital	9,247	19,095
Forgiveness of debt from former director	(9,247)	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	32,169	20,100

NET INCREASE IN CASH	-	1,911
Cash, beginning of period	-	427
Cash, end of period	$-	$2,338

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-

Income taxes paid	$-	$-

Major non-cash transaction:
The former director forgave his debts amounted to $9,247 and thus the balance due to director was transferred to additional paid in capital during the nine months period ended June 30, 2017.

See accompanying notes to condensed unaudited financial statements.

NATURAL HEALTH FARM HOLDINGS INC.
(FORMERLY KNOWN AS AMBER GROUP INC.)

Notes to the Condensed Financial Statements
June 30, 2017 (unaudited)

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

The results for the three months ended June 30, 2017 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended September 30, 2016, filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2017 and for the related periods presented.

Basis of Presentation
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Going Concern
The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues as of June 30, 2017.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

Revenue Recognition
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured. The Company had no revenues as of June 30, 2017.

Stock-Based Compensation
Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of June 30, 2017.

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

As of June 30, 2017, a director and shareholders loaned $4,982 and $23,643 respectively for Company’s business expenses. The loans are unsecured, non-interest bearing and due on demand.

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

There were 150,150,000 shares of common stock issued and outstanding as of June 30, 2017.

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

NOTE 6 - PREPAID EXPENSES

As of June 30 2017, the Company has no prepaid expenses. The Company has prepaid their expenses to the auditor in the amount of $696 as of September 30, 2016.

NOTE 7 – OTHER PAYABLES

As of June 30, 2017 the Company has professional fee payable to the lawyer in amount of $2,070.

NOTE 8 – INCOME TAXES

As of June 30, 2017, the Company had net operating loss carry forwards of approximately $64,042 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	September 30, 2016	June 30, 2017
Federal income tax benefit attributable to:
Current Operations	$6,867	$11,878
Less: valuation allowance	(6,867)	(11,878)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	September 30, 2016	June 30, 2017
Deferred tax asset attributable to:
Net operating loss carryover	$9,896	$21,774
Less: valuation allowance	(9,896)	(21,774)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $64,042 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to June 30, 2017 to the date these financial statements were issued on 8 August 2017, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

THREE AND NINE MONTHS PERIODS ENDED JUNE 30, 2017 AND 2016

Our net loss for the three months periods ended June 30, 2017 and 2016 was $25,790 and $9,678. Our net loss for the nine months periods ended June 30, 2017 and 2016 were $34,935 and $18,881. During the three and nine months periods ended June 30, 2017, we have not generated any revenue. During the three and nine months periods ended June 30, 2016, we generated $1,000 in income.

During the three and nine months periods ended June 30, 2017 and 2016, our operating expenses were bank service charge and professional fees. The weighted average number of shares outstanding were 150,150,000 and 5,005,000 for the three months ended June 30, 2017 and 2016 and 150,150,000 and 4,828,633 for the nine months ended June 30, 2017 and 2016.

LIQUIDITY AND CAPITAL RESOURCES

NINE MONTHS PERIOD ENDED JUNE 30, 2017

As at June 30, 2017, our total assets were $0 compared to $696 in total assets at September 30, 2016. As at June 30, 2017, total liabilities were $30,695 compared to $5,703 at September 30, 2016. Stockholders' equity (deficit) was $(30,695) as of June 30, 2017 compare to stockholders' equity (deficit) of $(5,007) as of September 30, 2016.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the nine months period ended June 30, 2017, net cash flows used in operating activities was $(32,169). For the nine months period ended June 30, 2016, net cash flows used in operating activities was $(18,189).

CASH FLOWS FROM INVESTING ACTIVITIES

For the nine months period ended June 30, 2017 and 2016, we have not generated cash flows from investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the nine months period ended June 30, 2017, cash flow from financing activities was $32,169 from loans. For the nine months period ended June 30, 2016, cash flow from financing activities was $20,100.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-month period ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Natural Health Farm Holdings Inc. (formerly known as Amber Group Inc.)

Dated: 8 August 2017	By: /s/ Tee Chuen Meng
Tee Chuen Meng, President and Chief Executive Officer and Chief Financial Officer