Form 10-K
period 2017-09-30
NATURAL HEALTH FARM HOLDINGS INC
filed 2017-12-28
CIK 1621697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

Commission File No.000-1621697

NATURAL HEALTH FARM HOLDINGS INC
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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file report pursuant to Section 13 or Section 15(d) of the Act. Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)
Yes ☒ No ☐

As of December 28, 2017, the registrant had 150,150,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of December 28, 2017.

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

GENERAL

We were incorporated on June 10, 2014 and intended to offer local guided tours via our web platform. Our future web site will connect travelers with freelance guides to facilitate the creation and purchase of private tours around the world. Customers will simply enter their destination, choose a tour with favorite guide and in just a few clicks, customers can book tour directly with the local guide. Before booking customers can check the guide's profile, see their feedbacks and even message the guide to customize a tour, tailored to customer needs. We intend to offer guided tours in Europe and North America (USA and Canada), and we plan to run our business from outside the United States during the first year of operation. Currently we have only testing version of our website.  Whether customer is looking for a city tour, wine tasting experiences, walking tours, bicycle tours or any other activity he/she wants to do together with a local, our web site will help customer to connect with locals all over the world.

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

INSURANCE

We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are a party of a products liability action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us, which could cause us to cease operations.

Employees and Employment Agreements

At present, we have no employees other than our officer and director. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any officers, directors or employees.

SUBSEQUENT DEVELOPMENTS

More recently, the Company has decided to enter the business of products in support of Naturopathic Health and Chinese Traditional Medicine.  As of September 30, 2017, we had not yet entered this business.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

There is a limited public market for our common shares. Our common shares are quoted on OTC Markets under the trading symbol “NHEL,” however an active market has not yet developed for our common stock We cannot assure you that there will be a market in the future for our common stock.

As of September 30, 2017, no shares of our common stock have traded.

NUMBER OF HOLDERS

As of September 30, 2017, the 150,150,000 issued and outstanding shares of common stock were held by 62 shareholders.

DIVIDENDS

No cash dividends were paid on our shares of common stock during the fiscal years ended September 30, 2017 and 2016. We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

None.

PURCHASE OF OUR EQUITY SECURITIES BY OFFICERS AND DIRECTORS

Common Stock

On November 30, 2016, the Company increased the authorized share capital from 75,000,000 shares of common stock to 500,000,000 shares of common stock. In addition, the Company effectuated a 30:1 forward stock split of the common stock.

During the fiscal year ended September 30, 2016, the Company sold 30,150,000 shares of common stock for cash proceeds of $20,100.

As a result of all common stock issuances, the Company had 150,150,000 shares of common stock issued and outstanding as of September 30, 2017.

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

FISCAL YEAR ENDED SEPTEMBER 30, 2017 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 2016.

Our net loss for the fiscal year ended September 30, 2017 was $89,359 compared to a net loss of $20,197 for the fiscal year ended September 30, 2016. The Company did not earn any revenues during the year ended September 30, 2017 as compared to revenues of $1,995 earned for the year ended September 30, 2016.

During the fiscal year ended September 30, 2017, operating expenses were $89,359 consisting of professional fees of $63,278, filing fees of $9,903 and general and administrative expenses of $16,988, compared to operating expenses of $22,192 for the fiscal year ended September 30, 2016, consisting of professional fees of $20,905 and general and administrative charges of $1,287.

Expenses incurred during the fiscal year ended September 30, 2017 compared to fiscal year ended September 30, 2016 increased primarily due to the increased scale and scope of business operations, as well as an increase in professional fees associated with our initial public offering.

The weighted average number of shares outstanding was 150,150,000 for the fiscal year ended September 30, 2017 and 137,760,246 for the fiscal year ended September 30, 2016.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED SEPTEMBER 30, 2017 AND 2016

As of September 30, 2017, our total assets were $0 and our total liabilities were $80,137 comprised of advance from an affiliate.  As of September 30, 2016, our total assets were $696 comprised of cash and cash equivalents and our total liabilities were $5,703 comprised of advance from our director.

Stockholders' deficit increased from $5,007 as of September 30, 2016 to $80,137 as of September 30, 2017.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the fiscal year ended September 30, 2017, net cash flows used in operating activities was $88,663 comprising of net loss of $89,359 and decrease in prepaid expense of $696. For the fiscal year ended September 30, 2016, net cash flows used in operating activities were $20,893.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from the sale of our common stock and advances from affiliate and directors of our Company. For the fiscal year ended September 30, 2017, net cash provided by financing activities was $88,663 primarily from cash advances from an affiliate of $80,137 and cash advance from our director of $8,526.   For the fiscal year ended September 30, 2016, cash flows provided by financing activities was $20,466, consisting of cash proceeds of $20,100 from the sale of our common stock and cash advances of $366 received from our director.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and anticipated cash flow are not expected to be adequate to fund our operations. We have no lines of credit or other bank financing arrangements.  Generally, we have financed operations to date through the proceeds of the private placement of equity and advances from directors. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of software; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

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

GOING CONCERN

The independent auditors' reports accompanying our September 30, 2017 and September 30, 2016 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.  The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Natural Health
Farm Holdings, Inc.

We have audited the accompanying balance sheet of Natural Health Farm Holdings, Inc. (the “Company”) as of September 30, 2017 and the related statements of operations, change in stockholders’ deficit and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Natural Health Farm Holdings, Inc. as of September 30, 2017 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has sustained recurring net losses and negative cash flows from operations that raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC
www.mkacpas.com
Houston, Texas
December 28, 2017

MICHAEL GILLESPIE & ASSOCIATES, PLLC
CERTIFIED PUBLIC ACCOUNTANTS
10544 ALTON AVE NE
SEATTLE, WA  98125
206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Amber Group, Inc.

We have audited the accompanying balance sheet of Amber Group, Inc. as of September 30, 2016 and the related statement of operations, stockholders’ deficit and cash flows for the year ended September 30, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Amber Group, Inc. as of September 30, 2016 and the results of its operations, stockholders’ deficit and cash flows for the year ended September 30, 2016 in conformity with generally accepted accounting principles in the United States of America.

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

/s/ MICHAEL GILLESPIE & ASSOCIATES, PLLC
Seattle, Washington
December 12, 2016

Natural Health Farm Holdings Inc.
(Formerly known as Amber Group Inc.)
Balance Sheets

	September 30, 2017	September 30, 2016
ASSETS

Current Assets
Cash and cash equivalents	$-	$-
Prepaid expense	-	696
Total Current Assets	-	696

Total Assets	$-	$696

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Advance from affiliate	$80,137	$-
Advance from director	-	5,703
Total Current Liabilities	80,137	5,703

Total Liabilities	80,137	5,703

Stockholders' Deficit
Common Stock, $0.001 par value, 500,000,000 shares authorized, 150,150,000 shares issued and outstanding	150,150	150,150
Additional Paid in Capital	(111,821)	(126,050)
Accumulated Deficit	(118,466)	(29,107)
Total Stockholders' Deficit	(80,137)	(5,007)

Total Liabilities and Stockholders' Deficit	$-	$696

The accompanying notes are an integral part of these financial statements.

Natural Health Farm Holdings Inc.
(Formerly known as Amber Group Inc.)
Statements of Operations

	For the Year Ended September 30,
	2017	2016

Revenues	$-	$1,995

Cost of Goods Sold	-	-

Gross Profit	-	1,995

Operating Expenses:
Filing fees	9,093	-
Professional fees	63,278	20,905
General and Administrative	16,988	1,287
Total Operating Expenses	89,359	22,192

Loss from Operations	(89,359)	(20,197)

Other Income (Expenses)	-	-

Loss Before Income Tax	(89,359)	(20,197)

Provision for Income Tax	-	-

Net Loss	$(89,359)	$(20,197)

Basic and Dilutive Net Loss Per Share	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding - Basic and Diluted	150,150,000	137,760,246

The accompanying notes are an integral part of these financial statements.

Natural Health Farm Holdings Inc.
(Formerly known as Amber Group Inc.)
Statements of Changes in Stockholders' Deficit
For the Years Ended September 30, 2017 and 2016

	Common Stock		Additional	Accumulated
	Number **	Amount	Paid-in Capital	Deficit	Total
Balance, September 30, 2015	120,000,000	$120,000	$(116,000)	$(8,910)	$(4,910)
Shares issued for cash	30,150,000	30,150	(10,050)	-	20,100
Net Loss	-	-	-	(20,197)	(20,197)
Balance, September 30, 2016	150,150,000	$150,150	$(126,050)	$(29,107)	$(5,007)
Forgiveness of advance by former directors	-	-	14,229	-	14,229
Net loss	-	-	-	(89,359)	(89,359)
Balance, September 30, 2017	150,150,000	$150,150	$(111,821)	$(118,466)	$(80,137)

** Adjusted for 30:1 forward stock split on November 4, 2016.

The accompanying notes are an integral part of these financial statements.

Natural Health Farm Holdings Inc.
(Formerly known as Amber Group Inc.)
Statements of Cash Flows

	For the Year Ended September 30,
	2017	2016
Cash Flows from Operating Activities:
Net Loss	$(89,359)	$(20,197)
Adjustment to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities
(Increase) decrease in prepaid expense	696	(696)
Net Cash Used in Operating Activities	(88,663)	(20,893)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from sale of common stock	-	20,100
Advance from affiliate	80,137	-
Cash advance from director	8,526	366
Net Cash Provided by Financing Activities	88,663	20,466

Net Increase in Cash and Cash Equivalents	-	(427)

Cash and Cash Equivalents, Beginning of the Period	-	427

Cash and Cash Equivalents, End of the Period	$-	$-

Supplemental Disclosures of Cash Flow Information:
Cash paid for Income Taxes	$-	$-
Cash paid for Interest	$-	$-

Supplemental disclosures of non-cash investing and financing activities:
Forgiveness of debt by a former director	$14,229	$-

The accompanying notes are an integral part of these financial statements.

NATURAL HEALTH FARM HOLDINGS, INC.
(Formerly known as Amber Group Inc.)
Notes to Financial Statements
September 30, 2017

NOTE 1: NATURE OF OPERATIONS AND GOING CONCERN

Nature of Operations

Natural Health Farm Holdings Inc. (the “Company”, “We”, “Its”, and “NHFH”) was incorporated under the laws of the State of Nevada on July 10, 2014 (inception). The Company is a development stage company and is looking to acquire profitable business operations.

On November 30, 2016, the Company filed a certificate of amendment to its articles of incorporation with the Nevada Secretary of State to change its name from Amber Group Inc. to Natural Health Farm Holdings Inc., and effectuated a 30:1 forward stock split of its common stock and increased its authorized share capital to 500,000,000 (Five Hundred Million).   This amendment was unanimously approved by the Company’s board of directors on November 29, 2016, and with the stockholders holding a majority of the Company’s voting power.

On March 16, 2017, Financial Industry Regulatory Authority (FINRA) approved the corporate name change to Natural Health Farm Holdings Inc., approved the increase in the Company’s authorized shares of common stock to 500,000,000 shares, and approved 30:1 forward stock split effective March 17, 2017.  The new trading symbol for our common stock is “NHEL”.

Going Concern

The Company has faced significant liquidity shortages as shown in the accompanying financial statements. As of September 30, 2017, the Company's total liabilities exceeded its total assets by $80,137. The Company has recorded a net loss of $89,359 for the year ended September 30, 2017 and has an accumulated deficit of $118,466 as of September 30, 2017. Net cash used in operating activities for the year ended September 30, 2017 was $88,663. The Company has had difficulty in obtaining working lines of credit from financial institutions and trade credit from vendors, management has been able to (i) obtain concessions on forgiveness of debt of $14,229 from a former officer and director, (ii) obtain advance from affiliate of $80,137 to continue its growth.

Although the Company has not earned any revenues during the fiscal year ended September 30, 2017 and minimal revenues since July 10, 2014 (Inception date), the Company is continuing to focus its efforts on actively looking to acquire profitable operating business.  If the Company is not successful with its efforts to acquire profitable business, the Company will experience a shortfall in cash and it will be necessary to further reduce its operating expenses in a manner or obtain funds through equity or debt financing in sufficient amounts to avoid the need to curtail its operations after September 30, 2017. Given the liquidity and credit constraints in the markets, the business may suffer. However, there can be no assurance that the Company would be able to secure additional funds if needed and that if such funds were available on commercially reasonable terms or in the necessary amounts, and whether the terms or conditions would be acceptable to the Company. In such case, the reduction in operating expenses might need to be substantial in order for the Company to generate positive cash flow to sustain its operations.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the valuation of accounts receivables, valuation of long-lived assets, accounts payable and accrued liabilities. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2017 and 2016, respectively.

Fair value of Financial Instruments and Fair Value Measurements

Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures”, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data. If the asset or liability has a specified (contractual) term, the Level 2 input must be observable for substantially the full term of the asset or liability.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of accrued expense, advance from affiliate, and loan payable to related party. Pursuant to ASC 820, “Fair Value Measurements and Disclosures” and ASC 825, “Financial Instruments”, the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

The following table presents assets and liabilities that were measured and recognized at fair value as of September 30, 2017 on a recurring basis:

Description	Level 1	Level 2	Level 3
None	$-	$-	$-

The following table presents assets and liabilities that were measured and recognized at fair value as of September 30, 2016 on a recurring basis:

Description	Level 1	Level 2	Level 3
None	$-	$-	$-

Revenue Recognition

Revenue is recognized when earned, as reasonably determinable in accordance with ACS 605-15-25, “Revenue Recognition.” The Company's revenue recognition policy is based on the revenue recognition criteria established under the SEC's Staff Accounting Bulletin No. 104. The criteria and how the Company satisfies each element is as follows: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred per the terms of the signed contract; (3) the price is fixed and determinable; and (4) collectability is reasonable assured.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

The Company follows the provisions of ASC 740, “Income Taxes”. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Management makes estimates and judgments about our future taxable income that are based on assumptions that are consistent with our plans and estimates. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted. Any adjustment to the deferred tax asset valuation allowance would be recorded in the income statement for the periods in which the adjustment is determined to be required. The Company does not believe that it has taken any positions that would require the recording of any additional tax liability nor does it believe that there are any unrealized tax benefits that would either increase or decrease within the next year.

Earnings (Loss) Per Share

The Company computes net earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted net earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At September 30, 2017 and 2016, the Company did not have any warrants issued and outstanding convertible into common stock.

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through September 30, 2017 and 2016. The Company’s bank balance did not exceed FDIC insured amounts at September 30, 2017 and 2016, respectively.

Recent Accounting Pronouncements

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”). The new guidance is intended to reduce diversity in practice by adding or clarifying guidance on classification and presentation of changes in restricted cash on the statement of cash flows. ASU 2016-18 is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. The amendments in this update should be applied retrospectively to all periods presented. The Company is currently evaluating the impact of adopting ASU 2016-18 noting it will only impact the Company to the extent it has restricted cash in the future.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. The Company is currently in the process of evaluating the impact of ASU 2016-15 on its financial statements.

In February 2016, FASB issued Accounting Standards Update 2016-02, “Leases (Topic 842)”. Under this guidance, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. This guidance offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard will have on our consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The main objective of this update is to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The new guidance addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating this guidance to determine the impact it may have on its financial statements.

NOTE 3 – ADVANCE FROM AN AFFILIATE

The Company has received an advance from an affiliate for its working capital needs. The advance received is non-interest bearing, unsecured and payable on demand is summarized as follows.

	Balance	Balance
	September 30, 2017	September 30, 2016
Advance from an affiliate	$80,137	$-
Total	$80,137	$-

NOTE 4 – ADVANCES FROM DIRECTORS

During the year ended September 30, 2017, the Company received cash proceeds of $8,526 from a former director as a short-term advance, for its working capital needs. The Company received cash proceeds of $5,703 from the same former director as a short-term advance, during the fiscal year ended September 30, 2016. The entire short-term advance amounting to $14,229 was forgiven by the former director as of September 30, 2017, and is recorded as a contribution to additional paid in capital as of September 30, 2017 (Note 6).

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Litigation Costs and Contingencies

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business. Other than as set forth below, management is currently not aware of any such legal proceedings or claims that could have, individually or in the aggregate, a material adverse effect on our business, financial condition, or operating results.

In the normal course of business, the Company incurs costs to hire and retain external legal counsel to advise it on regulatory, litigation and other matters. The Company expenses these costs as the related services are received. If a loss is considered probable and the amount can be reasonable estimated, the Company recognizes an expense for the estimated loss.

NOTE 6: STOCKHOLDERS’ DEFICIT

The Company’s capitalization at September 30, 2017 was 500,000,000 authorized common shares with a par value of $0.001 per share.

Common Stock

On November 30, 2016, the Company increased the authorized share capital from 75,000,000 shares of common stock to 500,000,000 shares of common stock. In addition, the Company effectuated a 30:1 forward stock split of the common stock.

During the fiscal year ended September 30, 2017, two former directors of the Company forgave their short-term advances of $4,982 and $9,247 totaling $14,229 payable to them. Such amounts are recorded as additional paid in capital as of September 30, 2017 (Note 4).

During the fiscal year ended September 30, 2016, the Company sold 30,150,000 shares of common stock for cash proceeds of $20,100.

As a result of all common stock issuances, the Company had 150,150,000 shares of common stock issued and outstanding as of September 30, 2017.

NOTE 7: INCOME TAX

Income tax expense for the years ended September 30, 2017 and 2016 is summarized as follows:

The provision for Federal income tax consists of the following:

	September 30, 2017	September 30, 2016
Federal income tax benefit attributable to:
Current Operations	$30,382	$6,867
Less: valuation allowance	(30,382)	(6,867)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	September 30, 2017	September 30, 2016
Deferred tax asset attributable to:
Net operating loss carryover	$40,278	$9,896
Less: valuation allowance	(40,278)	(9,896)
Net deferred tax asset	$-	$-

Deferred income taxes are provided for the tax effects of transactions reported in the financial statements and consist of deferred taxes related primarily to differences between the bases of certain assets and liabilities for financial and tax reporting. The deferred taxes represent the future tax return consequences of those differences, which will either be deductible or taxable when the assets and liabilities are recovered or settled.

At September 30, 2017 and 2016, the Company had an accumulated deficit of $118,466 and $29,107 for U.S. federal tax purposes available to offset future taxable income expiring on various dates through 2034. The Company has recorded a 100% valuation allowance on the deferred tax assets due to the uncertainty of its realization. The net change in the valuation allowance for the year ended September 30, 2017 and 2016 was an increase of $30,382 and $6,867, respectively.

In the normal course of business, the Company’s income tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessment by these taxing authorities. Accordingly, the Company believes that it is more likely than not that it will realize the benefits of tax positions it has taken in its tax returns or for the amount of any tax benefit that exceeds the cumulative probability threshold in accordance with FASB ASC 740. Differences between the estimated and actual amounts determined upon ultimate resolution, individually or in the aggregate, are not expected to have a material adverse effect on the company’s financial position. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of September 30, 2017, tax years 2015 and 2016 remain open for examination by the Internal Revenue Service (“IRS”). The Company has received no notice of audit from the IRS for any of the open tax years.

NOTE 8: SUBSEQUENT EVENTS

Management has evaluated the subsequent events that have occurred after the balance sheet date of September 30, 2017, through the date which the financial statements were available to be issued. Based upon their review, no items were identified that would impact the accounting for events or transactions in the current period or require additional disclosures.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON DISCLOSURE CONTROLS AND PROCEDURES

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)).  The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of September 30, 2017 using the criteria established in " Internal Control - Integrated Framework " issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") using the 2013 framework.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of September 30, 2017, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.
We did not maintain appropriate cash controls - As of September 30, 2017, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited financial transactions.

3.
We did not implement appropriate information technology controls - As at September 30, 2017, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company's data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company's internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2017 based on criteria established in Internal Control--Integrated Framework issued by COSO.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of September 30, 2017, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

DIRECTORS AND EXECUTIVE OFFICERS

The name, address and position of our present officers and directors are set forth below:

Name and Address of Executive
Officer and/or Director	Age	Position

Tee Chuen Meng 1980 Festival Plaza Drive Suite 530 Las Vegas, NV 89135	37	President, Treasurer and Director

Dr. Jessie Chung 1980 Festival Plaza Drive Suite 530 Las Vegas, NV 89135	51	Chairperson and Director

Judy Lee 1980 Festival Plaza Drive Suite 530 Las Vegas, NV 89135	50	Secretary and Director

BIOGRAPHICAL INFORMATION AND BACKGROUND OF OFFICER AND DIRECTOR

Mr. Tee Chuen Meng is the Chief Executive Officer and Director of NHF Group of Companies. Natural Health Farm Group of Companies controls several companies in the natural health industry throughout Malaysia, China and other countries.  Mr. Meng, has been navigating these companies for over 5 years expanding it to 70 retail stores in several countries. Mr. Meng is also the Senior Physician for Natural Health Naturopathics Centre.

Mr. Meng received an MBA from the University of South Australia achieving the Chancellor List in 2010. He attended University of Technology in Malaysia and also received a Diploma of Diet & Nutrition from the International Therapy Examination Council. Mr. Meng’s qualifications and management experience makes him a perfect fit for this position and to lead the Company in future.

On November 28, 2017, the Board of Directors appointed Dr. Jessie Chung and Judy Lee to two vacant positions on the Company’s Board of Directors.  Following Mr. Meng’s resignation from the following two positions, Dr. Jessie Chung was appointed Chairperson of the Company and Judy Lee was appointed Secretary of the Company.

Mr. Meng continues to serve as Director, President, CEO and CFO of the Company. There was no disagreement between the Company and Mr. Meng regarding his resignation as our Chairman and as our Secretary.

Subsequent to September 30, 2017, the following two persons were appointed as Directors and/or officer on November 28, 2017:

Dr. Jessie Chung, MD, age 51, is a Doctor of Medicine - Clinical Integrative Chinese Medicine and Western Medicine—Oncology (Guangzhou University of Chinese Medicine, China). Dr. Cheung holds a Master of Business Administration from University of South Australia.  She obtained a Bachelor of Science in Acupuncture and Oriental Medicine (Oriental Medical Institute, Hawaii, USA).  Dr. Cheung is a Board Certified Naturopathic Doctor (American Naturopathic Medical Certification Board, ANMCB), CNC (Certified Nutritional Consultant AANC, USA), President of Natural Health Naturopathic Centre, President of Natural Health Naturopathic Academy, President of Malaysia Naturopathic Association, Vice president of Malaysia Anti-Cancer Association (MACA), Registered Chinese Medical Doctor of Malaysia TCM Practitioners Association, Registered Homeopathic Doctor of Malaysian Homeopathic Doctors Association.

Judy Lee, age 50, holds a B.S. in Acupuncture and Oriental Medicine. She completed an advanced course at Guangzhou University of Chinese Medicine.  She operates and owns a health consultation and nutritional business in the United States of America. She is a certified Nutrition Consultant and licensed Acupuncturist.  Ms. Lee teaches at Oriental Medical Institute in California, and Naturopathic Academy in Malaysia. Ms. Lee is a Member of the American Naturopathic Medical Association and a Member of the American Association of Nutrition. She is also certified by the American Naturopathic Medical Certification Board.

There were no understandings between the Company and either Tee Chuen Meng, Dr. Jessie Chung or Judy Lee concerning their respective appointments as Director.

During the past ten years, none of our present executive officers or directors have been the subject of the following events:

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

•
(i) Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or

•	(ii) Engaging in any type of business practice; or
•	(iii) Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.
The subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph 3 (i) in the preceding paragraph or to be associated with persons engaged in any such activity;

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

Director Qualifications

Mr. Meng was selected to be a Company director because he has managed several businesses successfully and thus brings management, organizational, operational and administrative experience to our Board.

Dr. Jessie Chung and Judy Lee were each selected as a Director because of his/her education and experience in the field of natural health.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Accordingly, our officers, directors, and principal stockholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

CODE OF ETHICS

We have not yet adopted a code of ethics that applies to our sole officer and directors, or persons performing similar functions because we are in the start-up phase and are in the process of establishing our operations. We plan to adopt a code of ethics as and when our Company grows to a sufficient size to warrant such adoption.

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

DIRECTOR NOMINEES

We do not have a nominating committee. Our directors will in the future select individuals to stand for election as members of our board of directors.  The Company does not have a policy with regards to the consideration of any director candidates recommended by our security holders. Our board has determined that it is in the best position to evaluate our Company's requirements as well as the qualifications of each candidate when it considers a nominee for a position on our board. If security holders wish to recommend candidates directly to our board, they may do so by communicating directly with our officers and directors at the address specified on the cover of this Annual Report on Form 10-K.

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

SIGNIFICANT EMPLOYEES

As of September 30, 2017, we had no employees other than our President, Tee Chuen Meng, who devoted approximately 40 (forty) hours per week to Company matters.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our President, and Secretary (collectively, the "Named Executive Officer") from inception on November 12, 2013 until September 30, 2016 and for the year ended September 30, 2017:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Vadims Furss,	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Former President, Treasurer	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Tee Chuen Meng	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
President, Treasurer	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the Company and Mr. Tee Chuen Meng. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

CHANGE OF CONTROL

As of September 30, 2017, we had no pension plans or compensatory plans or other arrangements that provide compensation in the event of a termination of employment or a change in our control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides certain information regarding the ownership of our common stock, as of September 30, 2017 by:

     *    each of our executive officers;
     *    each director;
     *    each person known to us to own more than 5% of our outstanding common stock; and
     *    all of our executive officers and directors and as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percentage

Common Stock	Tee Chuen Meng 2360 Corporate Circle Suite 400 Henderson, NV 89074	9,615,000 shares Common Stock (direct)	6.4%

The percent of class is based on 150,150,000 shares of common stock issued and outstanding as of September 30, 2017.

The following table provides certain information regarding the ownership of our common stock, as of the date of this Annual Report on Form 10-K by:

     *    each of our executive officers;
     *    each director;
     *    each person known to us to own more than 5% of our outstanding common stock; and
     *    all of our executive officers and directors and as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Tee Chuen Meng 1980 Festival Plaza Drive, Suite 530 Las Vegas, NV 89135	9,615,000 shares Common Stock (direct)	6.4%

	Jeffrey Chung Sheun Thai 1980 Festival Plaza Drive, Suite 530 Las Vegas, NV 89135	105,000,000 share of common stock (direct)	69.9%

The percent of class is based on 150,150,000 shares of common stock issued and outstanding as of the date of this annual report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended September 30, 2017, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended September 30, 2017 and for the fiscal year ended September 30, 2016 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	September 30, 2017	September 30, 2016

Audit Fees	$7,500	$8,000
Audit Related Fees	-	-
Tax Fees	1,225	1,200
All Other Fees	-	-
Total	$8,725	$9,200

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

NATURAL HEALTH FARM HOLDINGS INC

Dated: December 28, 2017	By: /s/ Tee Chuen Meng

Tee Chuen Meng, President and Chief
Executive Officer and Chief Financial
Officer