Form 10-Q
period 2017-12-31
NATURAL HEALTH FARM HOLDINGS INC
filed 2018-02-20
CIK 1621697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 000-1621697

NATURAL HEALTH FARM HOLDINGS INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	98-1032170
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1980 Festival Plaza Drive, Suite 530
Las Vegas, NV 89135
(Address of principal executive offices)

(702) 360-0652
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares of Common Stock, $0.0001 par value, of the registrant outstanding at February 20, 2018 was 150,150,000.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties.

Forward-looking statements may include the words “may,” “could,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “desire,” “goal,” “should,” “objective,” “seek,” “plan,” “strive” or “anticipate,” as well as variations of such words or similar expressions, or the negatives of these words. These forward-looking statements present our estimates and assumptions only as of the date of this Form 10-Q. Except for our ongoing obligation to disclose material information as required by the federal securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement. We caution readers not to place undue reliance on any such forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes will likely vary materially from those indicated.

PART I.
Item 1. Financial Statements.

NATURAL HEALTH FARM HOLDINGS INC.
(Formerly known as Amber Group Inc.)
CONDENSED BALANCE SHEETS

	December 31, 2017	September 30, 2017
ASSETS	(Unaudited)

Current Assets
Cash and cash equivalents	$69,342	$-
Total Current Assets	69,342	-

Computer Software, net	21,243	-

Total Assets	$90,585	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$7,462	$-
Accrued expense	4,000	2,070
Deferred revenue – related parties	77,001	-
Payable to affiliate	98,837	78,067
Advance from director	500	-
Total Current Liabilities	187,800	80,137

Total Liabilities	187,800	80,137

Stockholders' Deficit
Common Stock, $0.001 par value, 500,000,000 shares authorized, 150,150,000 shares issued and outstanding	150,150	150,150
Additional Paid in Capital	(111,821)	(111,821)
Accumulated Deficit	(135,544)	(118,466)
Total Stockholders' Deficit	(97,215)	(80,137)

Total Liabilities and Stockholders' Deficit	$90,585	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

NATURAL HEALTH FARM HOLDINGS INC.
(Formerly known as Amber Group Inc.)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended December 31,
	2017	2016

Revenues – related parties	$1,999	$-

Cost of Goods Sold	607	-

Gross Profit	1,392	-

Operating Expenses:
Consulting fees	8,003	-
Legal and filing fees	2,905	-
Professional fees	7,562	4,240
Total Operating Expenses	18,470	4,240

Loss from Operations	(17,078)	(4,240)

Other Income (Expense)	-	-

Loss Before Provision for Income Tax	(17,078)	(4,240)

Provision for Income Tax	-	-

Net Loss	$(17,078)	$(4,240)

Basic and Dilutive Net Loss Per Share	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding - Basic and Diluted	150,150,000	150,150,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

NATURAL HEALTH FARM HOLDINGS INC.
(Formerly known as Amber Group Inc.)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended December 31,
	2017	2016
Cash Flows from Operating Activities:
Net Loss	$(17,078)	$(4,240)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities
Amortization of computer software costs	607	-
Changes in operating assets and liabilities
(Increase) in prepaid expense	-	(4,286)
Increase in accounts payable	7,462	-
Increase in accrued expense	1,930	-
Increase in deferred revenue – related parties	77,001	-
Net Cash Flows Provided by (Used in) Operating Activities	69,922	(8,526)

Cash Flows from Investing Activities
Purchase of computer software	(21,850)	-
Net Cash Flows Used in Investing Activities	(21,850)	-

Cash Flows from Financing Activities
Payable to affiliate	20,770	8,526
Cash advance from director	500	-
Net Cash Flows Provided by Financing Activities	21,270	8,526

Net Increase in Cash and Cash Equivalents	69,342	-

Cash and Cash Equivalents, Beginning of the Period	-	-

Cash and Cash Equivalents, End of the Period	$69,342	$-

Supplemental Disclosures of Cash Flow Information:
Cash paid for Income Taxes	$-	$-
Cash paid for Interest	$-	$-

Supplemental disclosures of non-cash investing and financing activities:
Forgiveness of debt by a former director	$-	$9,247

The accompanying notes are an integral part of these unaudited condensed financial statements.

NATURAL HEALTH FARM HOLDINGS INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2017
(UNAUDITED)

NOTE 1 – NATURE OF OPERATIONS, BASIS OF PRESENTATION AND GOING CONCERN

Natural Health Farm Holdings Inc. (the “Company”, “We”, “Its”, and “NHFH”) was incorporated under the laws of the State of Nevada on July 10, 2014 (Inception date). The Company has developed web-based business and launched itself into the healthcare industry. The Company has plans to provide through its subsidiaries, retail nutritional supplements, organic foods, personal care, and other health care products. The Company currently provides nutritional consulting services by offering a web based naturopathic learning management system that allows distributors, chiropractors and consumers to educate users products with the health-related aspects of various illnesses, and how the Company’s learning systems could be used to improve their general wellbeing.

On November 30, 2016, the Company filed a certificate of amendment to its articles of incorporation with the Nevada Secretary of State to change its name from Amber Group Inc. to Natural Health Farm Holdings Inc. and effectuated a 30:1 forward stock split of its common stock and increased its authorized share capital to 500,000,000 (Five Hundred Million). This amendment was unanimously approved by the Company’s board of directors on November 29, 2016, and with the stockholders holding a majority of the Company’s voting power.

On March 16, 2017, Financial Industry Regulatory Authority (FINRA) approved the corporate name change to Natural Health Farm Holdings Inc., approved the increase in the Company’s authorized shares of common stock to 500,000,000 shares, and approved 30:1 forward stock split effective March 17, 2017.  The new trading symbol for our common stock is “NHEL”.

Basis of Presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at December 31, 2017, and the results of operations and cash flows for the three months ended December 31, 2017 and 2016. The balance sheet as of September 30, 2017 is derived from the Company’s audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these interim condensed financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto contained in the Company’s September 30, 2017 Annual Report filed with the Securities and Exchange Commission on Form 10-K on December 28, 2017.

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated small revenues and has sustained cumulative operating losses since July 10, 2014 (Inception Date) to date and allow it to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and affiliates, the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitable operations. The Company recorded a net loss of $17,078 from October 1, 2017 to December 31, 2017, provided net cash flows in operating activities of $69,922, has a working capital deficit of $118,458, and has an accumulated deficit of $135,544 as of December 31, 2017. The Company has had difficulty in obtaining working capital lines of credit from financial institutions and trade credit from vendors. These factors, among others, raise a substantial doubt regarding the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following summary of significant accounting policies of the Company is presented to assist in the understanding of the Company’s financial statements. The financial statements and notes are the representation of the Company’s management who is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) in all material respects and have been consistently applied in preparing the accompanying financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the valuation of accounts payable, accrued liabilities and payable to related party. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company had a cash balance of $69,342 and $0 as of December 31, 2017 and September 30, 2017, respectively.

Computer Software Costs

Computer software costs include direct costs incurred for purchase of developed software products and payments made to independent software developers. The Company accounts for computer software costs in accordance with the FASB guidance for the costs of computer software to be sold, leased, or otherwise marketed (“ASC Subtopic 985-20”). Computer software costs are capitalized once the technological feasibility of a product is established and such costs are determined to be recoverable. Technological feasibility of a product encompasses technical design documentation and integration documentation, or the completed and tested product design and working model. Computer software costs are capitalized once technological feasibility of a product is established and such costs are determined to be recoverable against future revenues. Technological feasibility is evaluated on a project-by-project basis. Amounts related to computer software development that are not capitalized are charged immediately to the appropriate expense account. Amounts that are considered ‘research and development’ that are not capitalized are immediately charged to engineering, research, and development expense. Capitalized costs for those products that are cancelled or abandoned are charged to product development expense in the period of cancellation.

Commencing upon product release, capitalized computer software costs are amortized on the straight-line method over a thirty-six months period. The Company evaluates the future recoverability of capitalized computer software costs on an annual basis.

Revenue Recognition and Concentrations

We generate revenue from licensing and other software services from our web-based software to distributors and retailers of nutritional supplements in the healthcare industry. We recognize licensing fees and other software services as revenue over the period of the contract at the time that the computer software are delivered, the selling price is fixed, and collection is reasonably assured, provided no significant obligations remain. We consider authoritative guidance on multiple deliverables in determining whether each deliverable represents a separate unit of accounting.

Deferred revenues represent billings or cash received in excess of revenue recognizable on service agreements that are not accounted for as revenues.

During the three months ended December 31, 2017, two related party customers accounted for 37% and 63%, respectively, of our revenues. The Company did not generate any revenues during the three months ended December 31, 2016.

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company does not have the cash balances in excess of Federal Deposit Insurance Corporation limit at December 31, 2017 and September 30, 2017, respectively.

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

The Company follows the provisions of ASC 740-10, “Accounting for Uncertain Income Tax Positions.” When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying condensed balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Earnings (Loss) Per Common Share

The Company computes net earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted net earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible note and preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At December 31, 2017 and September 30, 2017, there were no convertible notes, options or warrants available for conversion that if exercised, may dilute future earnings per share.

Fair value of Financial Instruments and Fair Value Measurements

ASC 820, “Fair Value Measurements and Disclosures”, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

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

The Company’s financial instruments consist principally of cash, accounts payable, accrued expenses and payable to an affiliate. Pursuant to ASC 820, “Fair Value Measurements and Disclosures” and ASC 825, “Financial Instruments”, the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

The following table presents assets and liabilities that were measured and recognized at fair value as of December 31, 2017 on a recurring basis:

Description	Level 1	Level 2	Level 3
None	$-	$-	$-

The following table presents assets and liabilities that were measured and recognized at fair value as of September 30, 2017 on a recurring basis:

Description	Level 1	Level 2	Level 3
None	$-	$-	$-

Recent Accounting Pronouncements

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”). The new guidance is intended to reduce diversity in practice by adding or clarifying guidance on classification and presentation of changes in restricted cash on the statement of cash flows. ASU 2016-18 is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. The amendments in this update should be applied retrospectively to all periods presented. The Company has adopted ASU 2016-18 noting it did not impact the Company to the extent it has restricted cash in the future.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. The Company has adopted ASU 2016-15 noting it did not have an impact on the Company’s financial statements.

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses (Topic 326).” The new standard amends guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating this guidance to determine the impact it may have on its financial statements.

In 2015, the FASB issued ASU No. 2015-17, “Income Taxes” (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires all deferred tax assets and liabilities to be classified as noncurrent in a classified balance sheet. Current US GAAP requires an entity to separate deferred tax assets and liabilities into current and noncurrent amounts in a classified balance sheet. For public entities, ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, ASU 2015-17 is effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018, and may be applied either prospectively or retrospectively, with early application permitted for financial statements that have not been previously issued. The Company has not yet determined the effect of the adoption of this standard on the Company’s financial position and results of operations.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. This standard is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Under U.S. GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, U.S. GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. Management believes that the impact of this ASU to the Company’s financial statements would be insignificant.

NOTE 3 – COMPUTER SOFTWARE COSTS

The Company purchased web-based naturopathic learning management system computer software, developed by a third party, to educate users with the health-related products for various illnesses, and how the Company’s learning systems could be used to improve their general wellbeing. The amount capitalized include direct costs incurred in developing the software purchased from the third party.

The following table presents details of our computer software costs as of December 31, 2017 and September 30, 2017:

	Balance at September 30, 2017	Additions	Amortization	Balance at December 31, 2017

Computer Software Costs, net	$-	$21,850	$(607)	$21,243

Computer software costs are being amortized on a straight-line basis over their estimated life of three years.

Amortization expense for computer software costs was $607 and $0 for the three months ended December 31, 2017 and 2016, respectively.

The estimated future amortization expense of computer software costs as of December 31, 2017 is as follows:

Year ending September 30,	Amount
2018	$5,463
2019	7,283
2020	7,283
2021	1,214
Total	$21,243

NOTE 4 – ACCOUNTS PAYABLE

Accounts payable at December 31, 2017 and September 30, 2017 totaled $7,462 and $0, respectively. Accounts payable consisted of $6,628 and $0 in legal and consulting fees and $835 and $0 of filing fees payable as of December 31, 2017 and September 30, 2017, respectively.

NOTE 5 – PAYABLE TO AFFILIATES

The Company has received an advance of $500 from a director for its working capital needs as of December 31, 2017 (see NOTE 6).

The Company has received advances from an affiliate for its working capital needs from an entity in which its Chief Executive Officer is also a director in such entity. The advance received is non-interest bearing, unsecured and payable on demand is summarized as follows.

	Balance December 31, 2017	Balance September 30, 2017
	(Unaudited)
Payable to affiliate	$98,837	$78,067
Total	$98,837	$78,067

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company received an advance of $500 and $0 from a director for its working capital needs as of December 31, 2017 and September 30, 2017, respectively. Funds advanced to the Company by the director are non-interest bearing, unsecured and due on demand.

The Company has received advances for its working capital needs from an affiliate in which the Company’s Chief Executive Officer holds the position of director in such entity (see NOTE 5).

On November 20, 2017, the Company sold ten (10) naturopathic learning management system and modules for $29,000 to an entity solely owned by a director of the Company. The Company received the payment in full of $29,000 on December 21, 2017. The Company recorded $1,086 as revenues earned for the three months ended December 31, 2017 and $27,814 as deferred revenues at December 31, 2017.

On December 11, 2017, the Company sold twenty (20) naturopathic learning management systems and modules for $50,000 to an entity in which the Company Chief Executive Officer holds the position of director in such entity. The Company received the payment of $50,000 on December 28, 2017. The Company recorded $913 as revenues earned for the three months ended December 31, 2017 and $49,087 as deferred revenues at December 31, 2017.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

NOTE 8: STOCKHOLDERS’ DEFICIT

The Company’s capitalization at December 31, 2017 was 500,000,000 authorized common shares with a par value of $0.001 per share.

Common Stock

On November 30, 2016, the Company increased the authorized share capital from 75,000,000 shares of common stock to 500,000,000 shares of common stock. In addition, the Company effectuated a 30:1 forward stock split of the common stock on such date.

During the three months ended December 31, 2017, the Company did not issue any shares of its common stock.

As a result of all common stock issuances, the Company had 150,150,000 shares of common stock issued and outstanding as of December 31, 2017 and September 30, 2017, respectively.

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through February 20, 2018, the date the financial statements were available to be issued, noting no items that would impact the accounting for events or transactions in the current period or require additional disclosure.

Item 2.	Management’s Discussion and Analysis or Plan of Operation

This Quarterly Report Form 10-Q contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited condensed financial statements and accompanying notes and the other financial information appearing elsewhere in this report. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

Natural Health Farm Holdings Inc., incorporated in the State of Nevada on July 10, 2014 (inception date), has developed and launched itself into the healthcare industry. The Company has plans to provide through its subsidiaries, retail nutritional supplements, organic foods, personal care, and other health care products. The Company is currently providing nutritional consulting services by offering a web based naturopathic learning management system that allows distributors, chiropractors and consumers to educate users with the health products related to various illnesses, and how the Company’s educational platform could be used to improve their general wellbeing.

From inception, through the date of this quarterly report, we reported small revenues and incurred expenses and accumulated operating losses, as part of our development activities. We recorded a net loss of $17,078 for the three months ended December 31, 2017, working capital deficiency of $118,458, and an accumulated deficit of $135,544 at December 31, 2017.

We anticipate that we will need substantial working capital over the next 12 months to continue as a going concern and to expand our operations to distribute, sell and market naturopathic learning management system together with online learning courses. Our independent auditors have expressed substantial doubt as to the ability of the Company to continue as a going concern. Unless we are able to generate sufficient cash flows from operations and/or obtain additional financing, there is a substantial doubt as to the ability of the Company to continue as a going concern. We intend to make an equity offering of our common stock for the acquisition and operation expenses. If we cannot raise the required cash, we will issue additional shares of our common stock in lieu of cash.

Results of Operations

Our results of operations for the three months ended December 31, 2017 included the operations of the Company. We reported a net loss of $17,078 applicable to the Company’s common stockholders for the three months ended December 31, 2017. The loss resulted primarily due to the operating expenses incurred by us during the three months ended December 31, 2017 in selling our web based naturopathic learning management system and training provided by us to our customers.

Revenue and Cost of Goods Sold

For the three months ended December 31, 2017 and 2016, we recorded $1,999 and $0 in revenues. Revenues recorded were from licensing fees and other software related revenues relating to web-based naturopathic learning management system and training provided to two related party entities in which our directors also hold the directors’ position in those two entities. Cost of goods sold recorded represents the amortization cost of the web-based software purchased from a third party for the three months ended December 31, 2017. Cost of goods sold recorded was $607 and $0 for the three months ended December 31, 2017 and 2016, respectively.

Operating Expenses

Operating expenses were $18,470 and $4,240 for the three months ended December 31, 2017 and 2016, respectively. We recorded consulting fees of $8,003 paid to a third party for corporate and business advisory services, legal and filing fees of $2,905, and professional fees for accounting and audit of $7,562 for the three months ended December 31, 2017. We recorded professional fees and bank charges of $4,240 for the three months ended December 31, 2016.

Liquidity and Capital Resources

Cash and cash equivalents were $69,342 at December 31, 2017 as compared to $0 at September 30, 2017. As reported in the accompanying financial statements, we recorded a net loss of $17,078 for the three months ended December 31, 2017. Our working capital deficit and accumulated deficit at December 31, 2017 was $118,458 and $135,544, respectively. These factors and our ability to raise additional capital to accomplish our objectives, raises doubt about our ability to continue as a going concern. We expect our expenses will continue to increase during the foreseeable future as a result of increased operational expenses and the development of our current business operations. We anticipate generating only minimal revenues over the next twelve months. Consequently, we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.

We presently do not have any significant credit available, bank financing or other external sources of liquidity. Due to our accumulated operating losses, our operations have not been a source of liquidity. We will need to acquire other profitable entities or obtain additional capital in order to expand operations and become profitable. In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders. There can be no assurance that we will be successful in obtaining additional funding.

To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on our operations. Regardless of whether our cash assets prove to be inadequate to meet our operational needs, we may seek to compensate providers of services by issuance of stock in lieu of cash, which may also result in dilution to existing shareholders. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing.

No assurance can be given that sources of financing will be available to us and/or that demand for our equity/debt instruments will be sufficient to meet our capital needs, or that financing will be available on terms favorable to us. If funding is insufficient at any time in the future, we may not be able to take advantage of business opportunities or respond to competitive pressures or may be required to reduce the scope of our planned service development and marketing efforts, any of which could have a negative impact on our business and operating results.

Operating Activities

Net cash flows provided by operating activities for the three months ended December 31, 2017 was $69,922 which resulted primarily from our net loss of $17,078, amortization of software costs of $607, increase in accounts payable of $7,462, increase in accrued expense of $1,930 and increase in deferred revenues from related party of $77,001. Net cash flows used in operating activities for the three months ended December 31, 2016 was $8,526 resulted due to the net loss of $4,240 and increase in prepaid expense of $4,286.

Investing Activities:

Net cash flows used in investing activities were primarily due to the purchase of web-based computer software of $21,850 during the three months ended December 31, 2017. We did not record any cash flows in investing activities during the three months ended December 31, 2016.

Financing Activities

Net cash flows provided by financing activities for the three months ended December 31, 2017 was $21,270 consisting of $20,770 in cash proceeds received from an affiliate for our working capital needs and $500 cash proceeds received from a director to open our bank account. Net cash flows provided by financing activities for the three months ended December 31, 2016 was $8,526 received from an affiliate for our working capital needs.

As a result of the above activities, we experienced a net increase in cash of $69,342 and $0 for the three months ended December 31, 2017 and 2016, respectively. We expect that working capital will continue to be funded through a combination of our existing sales and further issuance of securities or obtaining financing. Our ability to continue as a going concern is still dependent on our success in obtaining additional financing from investors or from sale of our common shares.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements which we have prepared in accordance with U.S. generally accepted accounting principles. In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We have identified the following accounting policies that we believe require application of management’s most subjective judgments, often requiring the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our actual results could differ from these estimates and such differences could be material.

While our significant accounting policies are described in more details in Note 2 of our annual financial statements included in our Annual Report filed with the SEC on December 28, 2017, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements.

JOBS Act Accounting Election

We are an “emerging growth company,” as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards, and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Fair value of Financial Instruments and Fair Value Measurements

ASC 820, “Fair Value Measurements and Disclosures”, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet arrangements as defined in Item 303(c) of the SEC’s Regulation S-B. We did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special-purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncements

We have implemented all new accounting pronouncements that are in effect and that may impact our financial statements and do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks.

Not Applicable.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2017 were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The term “disclosure controls and procedures,” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Notwithstanding the identified material weaknesses, management believes the financial statements included in this quarterly report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the three months ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1.	Legal Proceedings.

We are not a party to any legal proceedings.

Item 1A.	Risk Factors.

Not Applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

(a) Exhibits.

Exhibit	Item

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Natural Health Farm Holdings Inc.

Date: February 20, 2018	/s/ Tee Chuen Meng
Tee Chuen Meng, President (Principal Executive Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Item

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002