Form 10-Q
period 2018-03-31
NATURAL HEALTH FARM HOLDINGS INC
filed 2018-05-14
CIK 1621697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding at May 11, 2018 was 151,150,000.

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

PART I.
Item 1. Financial Statements.

NATURAL HEALTH FARM HOLDINGS INC.
CONDENSED BALANCE SHEETS

	March 31, 2018	September 30, 2017
ASSETS	(Unaudited)

Current Assets
Cash and cash equivalents	$117,038	$-
Total Current Assets	117,038	-

Computer Software, net	37,756	-

Total Assets	$154,794	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$6,627	$-
Accrued expense	4,000	2,070
Deferred revenue – related parties	70,508	-
Deferred revenue – non-related parties	59,027	-
Payable to affiliate	98,837	78,067
Advance from director	500	-
Total Current Liabilities	239,499	80,137

Total Liabilities	239,499	80,137

Stockholders' Deficit
Common Stock, $0.001 par value, 500,000,000 shares authorized, 151,150,000 shares and 150,150,000 shares issued and outstanding at March 31, 2018 and September 30, 2017, respectively	151,150	150,150
Additional Paid in Capital	(57,284)	(111,821)

Accumulated Deficit	(178,571)	(118,466)
Total Stockholders' Deficit	(84,705)	(80,137)

Total Liabilities and Stockholders' Deficit	$154,794	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

NATURAL HEALTH FARM HOLDINGS INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2018	2017	2018	2017

Revenues – related parties	$6,493	$-	$8,492	$-
Revenues – non-related parties	2,973	-	2,973	-
Total Revenues	9,466	-	11,465	-

Cost of Goods Sold	3,488	-	4,094	-

Gross Profit	5,978	-	7,371	-

Operating Expenses:
Consulting fees	20,050	4,905	35,614	9,145
Legal and filing fees	20,810	-	23,715	-
Other general and administrative	8,147	-	8,147	-
Total Operating Expenses	49,007	4,905	67,476	9,145

Loss from Operations	(43,029)	(4,905)	(60,105)	(9,145)

Other Income (Expense)	-	-	-	-

Loss Before Provision For Income Tax	(43,029)	(4,905)	(60,105)	(9,145)

Provision for Income Tax	-	-	-	-

Net Loss	$(43,029)	$(4,905)	$(60,105)	$(9,145)

Basic and Dilutive Net Loss Per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding - Basic and Diluted	150,794,444	150,150,000	150,468,681	150,150,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

NATURAL HEALTH FARM HOLDINGS INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended March 31,
	2018	2017
Cash Flows from Operating Activities:
Net Loss	$(60,105)	$(9,145)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities
Amortization of computer software costs	4,094	-
Common stock issued to consultants for services	20,000
Changes in operating assets and liabilities
(Increase) in prepaid expense	-	(4,286)
Increase in accounts payable	6,627	-
Increase in accrued expense	1,930	-
Increase in deferred revenue	129,535	-
Net Cash Flows Provided by (Used in) Operating Activities	102,081	(13,431)

Cash Flows from Investing Activities
Purchase of computer software	(41,850)	-
Net Cash Flows Used in Investing Activities	(41,850)	-

Cash Flows from Financing Activities
Payable to affiliate	20,770	8,526
Cash advance from director	500	4,905
Contributed capital	35,537
Net Cash Flows Provided by Financing Activities	56,807	13,431

Net Increase in Cash and Cash Equivalents	117,038	-

Cash and Cash Equivalents, Beginning of the Period	-	-

Cash and Cash Equivalents, End of the Period	$117,038	$-

Supplemental Disclosures of Cash Flow Information:
Cash paid for Income Taxes	$-	$-
Cash paid for Interest	$-	$-

Supplemental disclosures of non-cash investing and financing activities:
Forgiveness of debt by a former director	$-	$9,247

The accompanying notes are an integral part of these unaudited condensed financial statements.

NATURAL HEALTH FARM HOLDINGS INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2018
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

Basis of Presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at March 31, 2018, and the results of operations for three months and six months ended March 31, 2018, and cash flows for the six months ended March 31, 2018 and 2017. The balance sheet as of September 30, 2017 is derived from the Company’s audited financial statements.

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

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated small revenues and has sustained cumulative operating losses since July 10, 2014 (Inception Date) to date and allow it to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and affiliates, the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitable operations. The Company recorded a net loss of $60,105 from October 1, 2017 to March 31, 2018, provided net cash flows in operating activities of $102,081, has a working capital deficit of $122,461, and has an accumulated deficit of $178,571 as of March 31, 2018. The Company has had difficulty in obtaining working capital lines of credit from financial institutions and trade credit from vendors. These factors, among others, raise a substantial doubt regarding the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company had a cash balance of $117,038 at March 31, 2018 and $0 at September 30, 2017, respectively.

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

Revenue Recognition and Concentrations

We generate revenue from licensing and other software services from our web-based software to distributors and retailers of nutritional supplements in the healthcare industry. We recognize licensing fees and other software services as revenue over the period of the contract at the time that the computer software is delivered and accepted by the customer, the selling price is fixed, and collection is reasonably assured, provided no significant obligations remain. We consider authoritative guidance on multiple deliverables in determining whether each deliverable represents a separate unit of accounting.

Deferred revenues represent billings or cash received in excess of revenue recognizable on service agreements that are not accounted for as revenues.

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company does not have the cash balances in excess of Federal Deposit Insurance Corporation limit at March 31, 2018 and September 30, 2017, respectively.

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

Earnings (Loss) Per Common Share

The Company computes net earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted net earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible note and preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At March 31, 2018 and September 30, 2017, there were no convertible notes, options or warrants available for conversion that if exercised, may dilute future earnings per share.

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

The following table presents details of our computer software costs as of March 31, 2018 and September 30, 2017:

	Balance at September 30, 2017	Additions	Amortization	Balance at March 31, 2018

Computer Software Costs, net	$-	$41,850	$(4,094)	$37,756

Computer software costs are being amortized on a straight-line basis over their estimated life of three years.

Amortization expense for computer software costs was $3,488 and $0 for the three months ended March 31, 2018 and 2017, and $4,094 and $0 for the six months ended March 31, 2018 and 2017, respectively.

The estimated future amortization expense of computer software costs as of March 31, 2018 is as follows:

Year ending September 30,	Amount
2018	$6,975
2019	13,950
2020	13,950
2021	2,881
Total	$37,756

NOTE 4 – ACCOUNTS PAYABLE

Accounts payable at March 31, 2018 and September 30, 2017 totaled $6,627 and $0, respectively. Accounts payable consisted of $6,627 and $0 in legal and consulting fees payable as of March 31, 2018 and September 30, 2017, respectively.

NOTE 5 – PAYABLE TO AFFILIATES

The Company has received an advance of $500 from a director for its working capital needs as of March 31, 2018 (see NOTE 6).

The Company has received advances from an affiliate for its working capital needs from an entity in which its Chief Executive Officer is also a director in such entity (NOTE 6). The advance received is non-interest bearing, unsecured and payable on demand is summarized as follows.
	Balance March 31, 2018	Balance September 30, 2017
	(Unaudited)
Payable to affiliate	$98,837	$78,067
Total	$98,837	$78,067

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company received an advance of $500 and $0 from a director for its working capital needs as of March 31, 2018 and September 30, 2017, respectively. Funds advanced to the Company by the director are non-interest bearing, unsecured and due on demand (NOTE 5).

The Company has received advances for its working capital needs from an affiliate in which the Company’s Chief Executive Officer holds the position of director in such entity (see NOTE 5).

On November 20, 2017, the Company sold ten (10) naturopathic learning management system and modules for $29,000 to an entity solely owned by a director of the Company. The Company received the payment in full of $29,000 on December 21, 2017. The Company recorded $2,384 and $3,469 as revenues earned for the three months and six months ended March 31, 2018, and $25,531 as deferred revenues at March 31, 2018.

On December 11, 2017, the Company sold twenty (20) naturopathic learning management systems and modules for $50,000 to an entity in which the Company Chief Executive Officer holds the position of director in such entity. The Company received the payment of $50,000 on December 28, 2017. The Company recorded $4,110 and $5,023 as revenues earned for the three months and six months ended March 31, 2018 and $44,977 as deferred revenues at March 31, 2018.

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

NOTE 8: STOCKHOLDERS’ DEFICIT

The Company’s capitalization at March 31, 2018 was 500,000,000 authorized common shares with a par value of $0.001 per share.

Common Stock

On November 30, 2016, the Company increased the authorized share capital from 75,000,000 shares of common stock to 500,000,000 shares of common stock. In addition, the Company effectuated a 30:1 forward stock split of the common stock on such date.

On February 1, 2018, the Company entered into consulting agreements with two contractors for providing business advisory and consulting services. The Company issued 1,000,000 shares of common stock valued at $20,000 as the fair market value of the stock.

On March 1, 2018, the Company entered into a Share Exchange Agreement (the “Agreement”) with its shareholders whereby, the shareholders agreed to exchange, sell, convey, transfer and assign to the Company their shareholdings, free and clear of all liens, pledges, encumbrances, changes, restrictions or known claims of any kind, nature or description plus pay to the Company an aggregate purchase price of $50 (the “Purchase Price”), and the Company agreed to accept from its shareholders the old shares plus the Purchase Price in exchange for the transfer of old shares the new shares. As of March 31, 2018, the Company received cash proceeds of $35,537 from its shareholders to exchange the old shares for new shares, and recorded it as contributed capital in the accompanying financial statements.

As a result of all common stock issuances, the Company had 151,150,000 shares and 150,150,000 shares of common stock issued and outstanding as of March 31, 2018 and September 30, 2017, respectively.

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through May 11, 2018, the date the financial statements were available to be issued, noting no items that would impact the accounting for events or transactions in the current period or require additional disclosure.

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

From inception, through the date of this quarterly report, we reported small revenues and incurred expenses and accumulated operating losses, as part of our development activities. We recorded a net loss of $60,105 for the six months ended March 31, 2018, working capital deficiency of $122,461, and an accumulated deficit of $178,571 at March 31, 2018.

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

Results of Operations

Our results of operations for the three months ended March 31, 2018 and 2017 included the operations of the Company. We reported a net loss of $43,029 and a loss of $4,905 applicable to the Company’s common stockholders for the three months ended March 31, 2018 and 2017. The net loss for the three months ended March 31, 2018 resulted primarily due to the Company incurring legal and filing fees upon becoming a public reporting entity, and hiring third party consultants for providing business and advisory services to the Company. Our results of operations for the six months ended March 31, 2018 and 2017 included the operations of the Company. We reported a net loss of $60,105 and a net loss of $9,145 for the six months ended March 31, 2018 and 2017 primarily due to the Company incurring legal and filing fees upon becoming a public reporting entity and engaging consultants for providing business and advisory services to the Company.

Revenue and Cost of Goods Sold

For the three months ended March 31, 2018 and 2017, we recorded total  revenues of $9,466 ($6,493 from related parties and $2,973 from non-related parties) and $0, respectively. Revenues recorded were from licensing fees and other software related revenues relating to web-based naturopathic learning management system and training provided to four customers. Cost of goods sold recorded represents the amortization cost of the web-based software purchased from a third party for the three months ended March 31, 2018 and 2017. Cost of goods sold recorded was $3,488 and $0 for the three months ended March 31, 2018 and 2017, respectively.

For the six months ended March 31, 2018, and 2017, we recorded total revenues of $11,465 ($8,492 from related parties and $2,973 from non-related parties) and $0, respectively. Revenues recorded were from licensing fees and other software related revenues relating to web-based naturopathic learning management system and training provided to two customers and two related party affiliates in which our directors also hold the directors’ position. Cost of goods sold of $4,095 and $0 recorded represents the amortization cost of the web-based software purchased from a third party for the six months ended March 31, 2018 and 2017, respectively.

Operating Expenses

Operating expenses for the three months ended March 31, 2018 and 2017 were $49,007 and $4,905, respectively. We recorded audit fees of $6,500, consulting fees of $20,000, filing and registration fees of $16,855, legal fees of $4,000 and other general and administrative costs of $1,652. Operating expenses for the six months ended March 31, 2018 and 2017 were $67,476 and $9,145, respectively. Operating expenses for the six months ended March 31, 2018 consisted of $7,100 in audit fees, consulting fees of $35,614, legal and filing fees of $23,715, and other general and administrative costs of $1,047. Operating expenses for the six months ended March 31, 2017 consisted of consulting fees of $9,145.

Liquidity and Capital Resources

Cash and cash equivalents were $117,038 at March 31, 2018 as compared to $0 at September 30, 2017. As reported in the accompanying financial statements, we recorded a net loss of $60,105 for the six months ended March 31, 2018. Our working capital deficit and accumulated deficit at March 31, 2018 was $122,461 and $178,571, respectively. These factors and our ability to raise additional capital to accomplish our objectives, raises doubt about our ability to continue as a going concern. We expect our expenses will continue to increase during the foreseeable future as a result of increased operational expenses and the development of our current business operations. We anticipate generating only minimal revenues over the next twelve months. Consequently, we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.

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

Operating Activities

Net cash flows provided by operating activities for the six months ended March 31, 2018 was $102,081 which resulted primarily from our net loss of $60,105, amortization of software costs of $4,094, common stock valued at $20,000 issued to consultants for business advisory services, increase in accounts payable of $6,627, increase in accrued expense of $1,930 and increase in deferred revenues of $129,535. Net cash flows used in operating activities for the six months ended March 31, 2017 was $13,431 resulted due to the net loss of $9,145 and increase in prepaid expense of $4,286.

Investing Activities:

Net cash flows used in investing activities were primarily due to the purchase of web-based computer software of $41,850 during the six months ended March 31, 2018. We did not record any cash flows in investing activities during the six months ended March 31, 2017.

Financing Activities

Net cash flows provided by financing activities for the six months ended March 31, 2018 was $56,807, consisting of $20,770 in cash proceeds received from an affiliate for our working capital needs, $500 cash proceeds received from a director to open our bank account, and cash proceeds received from shareholders for stock subscription of $35,537. Net cash flows provided by financing activities for the six months ended March 31, 2017 was $13,431 attributable to $8,526 received from an affiliate for our working capital needs and $4,905 cash advanced from director.

As a result of the above activities, we experienced a net increase in cash of $117,038 and $0 for the six months ended March 31, 2018 and 2017, respectively. We expect that working capital will continue to be funded through a combination of our existing sales and further issuance of securities or obtaining financing. Our ability to continue as a going concern is still dependent on our success in obtaining additional financing from investors or from sale of our common shares.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2018 were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The term “disclosure controls and procedures,” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Notwithstanding the identified material weaknesses, management believes the financial statements included in this quarterly report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the three months ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Natural Health Farm Holdings Inc.

Date: May 11, 2018	/s/ Tee Chuen Meng
Tee Chuen Meng, President (Principal Executive Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Item

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002