Form 10-Q
period 2018-06-30
NATURAL HEALTH FARM HOLDINGS INC
filed 2018-08-14
CIK 1621697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

20 North Orange Avenue, Suite 1100

Orlando, Florida 32801

(Address of principal executive offices)

(407) 476-8976

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

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding at August 14, 2018 was 161,405,000.

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

PART I.

Item 1. Financial Statements.

NATURAL HEALTH FARM HOLDINGS INC.

CONDENSED BALANCE SHEETS

	June 30, 2018	September 30, 2017
ASSETS	(Unaudited)

Current Assets
Cash and cash equivalents	$46,992	$-
Prepaid expense	4,600	-
Total Current Assets	51,592	-

Computer Software, net	34,268	-

Total Assets	$85,860	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$11,627	$-
Accrued expense	4,219	2,070
Deferred revenue - related party	63,924	-
Deferred revenue - third party	53,861	-
Payable to affiliate	98,837	78,067
Note payable	40,000	-
Advance from director	500	-
Total Current Liabilities	272,968	80,137

Total Liabilities	272,968	80,137

Commitments and Contingencies (Note 9)

Stockholders' Deficit

Common Stock, $0.001 par value, 500,000,000 shares authorized, 161,405,000 shares and 150,150,000 shares issued and outstanding at June 30, 2018 and September 30, 2017, respectively	161,405	150,150
Additional Paid in Capital	558,993	(111,821)
Stock subscriptions receivable	(10,050)	-
Accumulated Deficit	(897,456)	(118,466)
Total Stockholders' Deficit	(187,108)	(80,137)

Total Liabilities and Stockholders' Deficit	$85,860	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

NATURAL HEALTH FARM HOLDINGS INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2018	2017	2018	2017

Revenues - related party	$6,583	$-	$15,076	$-
Revenues - non-related party	5,167	-	8,139	-
Total Revenues	11,750	-	23,215	-

Cost of Goods Sold	3,488	-	7,582	-

Gross Profit	8,262	-	15,633	-

Operating Expenses:
Consulting fees	109,626	-	145,240	-
Legal and filing fees	12,130	6,738	35,845	8,643
Professional fees	5,650	19,052	5,650	19,052
Loan commitment fee	40,000	-	40,000	-
Stock compensation	526,295	-	526,295	-
Other general and administrative	33,227	-	41,374	7,240
Total Operating Expenses	726,928	25,790	794,404	34,935

Loss from Operations	(718,666)	(25,790)	(778,771)	(34,935)

Other Income (Expense)	(219)	-	(219)	-

Loss Before Provision For Income Tax	(718,885)	(25,790)	(778,990)	(34,935)

Provision for Income Tax	-	-	-	-

Net Loss	$(718,885)	$(25,790)	$(778,990)	$(34,935)

Basic and Dilutive Net Loss Per Share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted Average Number of Shares Outstanding - Basic and Diluted	156,201,374	150,150,000	152,379,579	150,150,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

NATURAL HEALTH FARM HOLDINGS INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended June 30,
	2018	2017
Cash Flows from Operating Activities:
Net Loss	$(778,990)	$(34,935)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities
Amortization of computer software costs	7,582	-
Loan commitment fee	40,000	-
Common stock issued to consultants for services	105,000	-

Stock compensation expense upon grant of stock options	526,295
Changes in operating assets and liabilities
(Increase) decrease in prepaid expense	(4,600)	696
Increase in accounts payable	11,627	-
Increase in accrued expense	2,149	2,070
Increase in deferred revenue - related party	63,924	-
Increase in deferred revenue - third party	53,861	-
Net Cash Flows Provided by (Used in) Operating Activities	26,848	(32,169)

Cash Flows from Investing Activities
Purchase of computer software	(41,850)	-
Net Cash Flows Used in Investing Activities	(41,850)	-

Cash Flows from Financing Activities
Cash proceeds from affiliate	20,770	-
Cash advance from director	500	-
Cash proceeds from sale of common shares	260	-
Cash proceeds from stock subscriptions	40,464	-
Net Cash Flows Provided by Financing Activities	61,994	-

Net Increase in Cash and Cash Equivalents	46,992	(32,169)

Cash and Cash Equivalents, Beginning of the Period	-	-

Cash and Cash Equivalents, End of the Period	$46,992	$-

Supplemental Disclosures of Cash Flow Information:
Cash paid for Income Taxes	$-	$-
Cash paid for Interest	$-	$-

Supplemental disclosures of non-cash investing and financing activities:
Stock issued for subscriptions receivable	$10,050	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

NATURAL HEALTH FARM HOLDINGS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2018

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

On November 30, 2016, the Company filed a certificate of amendment to its articles of incorporation with the Nevada Secretary of State to change its name from Amber Group Inc. to Natural Health Farm Holdings Inc. The Company effectuated a 30:1 forward stock split of its common stock and increased its authorized share capital to 500,000,000 (Five Hundred Million) shares. This amendment was unanimously approved by the Company’s board of directors on November 29, 2016 and with the stockholders holding a majority of the Company’s voting power.

On March 16, 2017, Financial Industry Regulatory Authority (FINRA) approved the corporate name change to Natural Health Farm Holdings Inc., approved the increase in the Company’s authorized shares of common stock to 500,000,000 shares, and approved 30:1 forward stock split effective March 17, 2017, and provided us a trading symbol for our common stock as “NHEL”.

Basis of Presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at June 30, 2018, and the results of operations for three months and nine months ended June 30, 2018, and cash flows for the nine months ended June 30, 2018 and 2017. The balance sheet as of September 30, 2017 is derived from the Company’s audited financial statements.

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

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated small revenues and has sustained cumulative operating losses since July 10, 2014 (Inception Date) to date and allow it to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and affiliates, the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitable operations. The Company has recorded a net loss of $778,990 from October 1, 2017 to June 30, 2018, provided net cash flows in operating activities of $26,848, has a working capital deficit of $221,377, and has an accumulated deficit of $897,456 as of June 30, 2018. The Company has had difficulty in obtaining working capital lines of credit from financial institutions and trade credit from vendors. These factors, among others, raise a substantial doubt regarding the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company had a cash balance of $46,992 at June 30, 2018 and $0 at September 30, 2017, respectively.

Prepaid Expenses

Prepaid expenses represent payments made by the Company in advance for which the services have not been received. The Company recorded $4,600 and $0 in prepaid expense at June 30, 2018 and September 30, 2017, respectively.

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

Revenue Recognition

The Company generates revenue from licensing and other software services from its web-based software to distributors and retailers of nutritional supplements in the healthcare industry. The Company recognize licensing fees and other software services as revenue over the period of the contract at the time that the computer software is delivered and accepted by the customer, the selling price is fixed, and collection is reasonably assured, provided no significant obligations remain. The Company considers authoritative guidance on multiple deliverables in determining whether each deliverable represents a separate unit of accounting.

Deferred revenues represent billings or cash received in excess of revenue recognizable on service agreements that are not accounted for as revenues.

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company does not have the cash balances in excess of Federal Deposit Insurance Corporation limit at June 30, 2018 and September 30, 2017, respectively.

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

Earnings (Loss) Per Common Share

The Company computes net earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted net earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible note and preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At June 30, 2018 and September 30, 2017, there were options granted to certain employees and independent consultants that when vested convert into 450,000 shares of common stock. At June 30, 2018 and September 30, 2017, there were no convertible notes, warrants available for conversion that if exercised, may dilute future earnings per share.

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

The following table presents assets and liabilities that were measured and recognized at fair value as of June 30, 2018 on a recurring basis:

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

NOTE 3 – PREPAID EXPENSE

The Company recorded prepaid expense of $4,600 and $0 at June 30, 2018 and September 30, 2017. Prepaid expense consisted of $4,000 relating to legal fees and $600 for stock transfer agent fees, paid in advance as of June 30, 2018. No prepayments of expenses were made as of September 30, 2017.

NOTE 4 – COMPUTER SOFTWARE COSTS

The Company purchased web-based naturopathic learning management system computer software, developed by a third party, to educate users with the health-related products for various illnesses, and how the Company’s learning systems could be used to improve their general wellbeing. The amount capitalized include direct costs incurred in developing the software purchased from the third party.

The following table presents details of our computer software costs as of June 30, 2018 and September 30, 2017:

	Balance at September 30, 2017	Additions	Amortization	Balance at June 30, 2018
Computer Software Costs, net	$-	$41,850	$(7,582)	$34,268

Computer software costs are being amortized on a straight-line basis over their estimated life of three years.

Amortization expense for computer software costs was $3,488 and $0 for the three months ended June 30, 2018 and 2017, and $7,582 and $0 for the nine months ended June 30, 2018 and 2017, respectively.

The estimated future amortization expense of computer software costs as of June 30, 2018 is as follows:

Year ending September 30,	Amount
2018	$3,488
2019	13,950
2020	13,950
2021	2,880
Total	$34,268

NOTE 5 – ACCOUNTS PAYABLE

Accounts payable at June 30, 2018 and September 30, 2017 totaled $11,627 and $0, respectively. Accounts payable consisted of $11,627 and $0 in legal and consulting fees payable as of June 30, 2018 and September 30, 2017, respectively.

NOTE 6 – PAYABLE TO AFFILIATES

The Company has received an advance of $500 from a director for its working capital needs as of June 30, 2018 (see NOTE 7).

The Company has received advances from an affiliate for its working capital needs from an entity in which its Chief Executive Officer is also a director in such entity (NOTE 6). The advance received is non-interest bearing, unsecured and payable on demand is summarized as follows.

	Balance June 30, 2018	Balance September 30,2017
	(Unaudited)
Payable to affiliate	$98,837	$78,067
Total	$98,837	$78,067

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company received an advance of $500 and $0 from a director for its working capital needs as of June 30, 2018 and September 30, 2017, respectively. Funds advanced to the Company by the director are non-interest bearing, unsecured and due on demand (NOTE 6).

The Company has received advances for its working capital needs from an affiliate in which the Company’s Chief Executive Officer holds the position of director in such entity (see NOTE 6).

On November 20, 2017, the Company sold ten (10) naturopathic learning management system and modules for $29,000 to an entity solely owned by a director of the Company. The Company received the payment in full of $29,000 on December 21, 2017. The Company recorded $2,417 and $5,886 as revenues earned for the three months and nine months ended June 30, 2018, and $23,114 as deferred revenues at June 30, 2018.

On December 11, 2017, the Company sold twenty (20) naturopathic learning management systems and modules for $50,000 to an entity in which the Company Chief Executive Officer holds the position of director in such entity. The Company received the payment of $50,000 on December 28, 2017. The Company recorded $4,167 and $9,190 as revenues earned for the three months and nine months ended June 30, 2018 and $40,810 as deferred revenues at June 30, 2018.

On May 30, 2018, the Company granted stock options to three officers/directors to purchase 250,000 shares of common stock at exercise price of $1.50 per share over a five (5) years term.

NOTE 8 – EQUITY FINANCING AGREEMENT AND NOTE PAYABLE

Note payable consist of:

	June 30, 2018	September 30, 2017
	(Unaudited)
Note payable - GHS Investments, Inc.	$40,000	$-
Total	40,000	-

Current portion	$40,000	$-

On June 5, 2018, the Company entered into an Equity Financing Agreement and Registration Rights Agreement with GHS Investments Inc. (“GHS”) pursuant to which GHS agreed to purchase up to $20,000,000 in shares of Company common stock. The obligations of GHS to purchase the shares of Company common stock are subject to the conditions set forth in the Equity Financing Agreement, including, without limitation, the condition that a registration statement on Form S-1 registering the shares of Company common stock to be sold to GHS be filed with the Securities and Exchange Commission and become effective. The Registration Rights Agreement provides that the Company shall use commercially reasonable efforts to file the registration statement within 30 days after the date of the Registration Rights Agreement and have the registration statement become effective within 90 days after it is filed. In connection with the Equity Financing Agreement, the Company executed a promissory note in the principal amount of $40,000 (the “Note”) as payment of the commitment fee for the Equity Financing Agreement. The Note bears interest at the rate of 8% and must be repaid on or before March 5, 2019. The Company has recorded the commitment fee as an expense in the accompanying statements of operations for the nine months ended June 30, 2018. The Company has accrued the interest expense of $219 on the principal balance of $40,000 for the period from June 5, 2018 to June 30, 2018.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

NOTE 10: STOCKHOLDERS’ DEFICIT

The Company’s capitalization at June 30, 2018 was 500,000,000 authorized common shares with a par value of $0.001 per share.

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

On March 1, 2018, the Company entered into a Share Exchange Agreement (the “Agreement”) with its shareholders whereby, the shareholders agreed to exchange, sell, convey, transfer and assign to the Company their shareholdings, free and clear of all liens, pledges, encumbrances, changes, restrictions or known claims of any kind, nature or description plus pay to the Company an aggregate purchase price of $50 (the “Purchase Price”), and the Company agreed to accept from its shareholders the old shares plus the Purchase Price in exchange for the transfer of old shares the new shares. As of June 30, 2018, the Company received cash proceeds of $40,464 from its shareholders to exchange the old shares for new shares and recorded it as contributed capital in the accompanying financial statements.

On May 16, 2018, the Company issued 50,000 shares of its common stock for a cash consideration of $50 pursuant to an agreement dated February 15, 2018. In addition, on the same date, the Company issued 105,000 shares of common stock for a cash consideration of $210 pursuant to an agreement dated March 1, 2018. The common shares issued were valued at the fair value on the date of execution of the agreement to issue such shares.

On May 16, 2018, the Company issued 10,050,000 shares of common stock for a cash consideration of $10,050 pursuant to an agreement dated March 1, 2018. The common shares were valued at $10,050 being their fair value on the date of execution of the agreement. The Company recorded $10,050 as subscriptions receivable as of June 30, 2018 since the Company did not receive the cash proceeds for stock subscriptions.

On June 21, 2018, the Company issued 50,000 shares of common stock to a consultant pursuant to an agreement, for providing consulting and business advisory services to the Company. The common shares were valued at $85,000 being their fair value on the date of execution of the agreement to issue such shares.

As a result of all common stock issuances, the Company had 161,405,000 shares and 150,150,000 shares of common stock issued and outstanding at June 30, 2018 and September 30, 2017, respectively.

Stock Option Plan

On May 30, 2018, the Board of Directors authorized and approved the 2018 Non-Qualified Stock Option Plan (the “2018 Plan) and reserved 10,000,000 shares of the Company’s common stock intended to be issued to selected officers, directors, consultants and key employees provided that bona fide services shall be rendered by such consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction and do not promote or maintain a market for the Company’s securities. The Company filed a Registration Statement with the SEC on May 31, 2018 disclosing formation of 2018 Plan.

On May 30, 2018, the Board granted stock options under the 2018 Plan to two directors, an officer and an employee, and three independent consultants to purchase up to 450,000 shares of common stock with a five-year term. The stock options vested immediately upon the issuance date. The exercise price of the stock options to purchase common stock was at $1.50 per share, and the quoted market price of the Company stock on the grant date was $1.70. The option to purchase common stock expires on May 30, 2023. The fair value of options granted was $526,295, calculated using Black-Scholes option pricing model using the assumptions of risk free discount rate of 2.79%, volatility of 106%, 2.5 year-term for employees and directors and 5 year-term for non-employees, and dividend yield of 0%. The Company has recorded stock compensation expense of $526,295 for the three months and nine months ended June 30, 2018.

NOTE 11 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through August 14, 2018, the date the financial statements were available to be issued, noting no new transactions that would require additional disclosure.

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

From inception, through the date of this quarterly report, we reported revenues and incurred expenses and accumulated operating losses, as part of our development activities. We recorded a net loss of $778,990 for the nine months ended June 30, 2018, working capital deficiency of $221,377, and an accumulated deficit of $897,456 at June 30, 2018.

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

Results of Operations

Our results of operations for the three months ended June 30, 2018 and 2017 included the operations of the Company. We reported a net loss of $718,885 and a loss of $25,790 applicable to the Company’s common stockholders for the three months ended June 30, 2018 and 2017, respectively.

Our results of operations for the nine months ended June 30, 2018 and 2017 included the operations of the Company. We reported a net loss of $778,990 and a net loss of $34,935 for the nine months ended June 30, 2018 and 2017, respectively.

Revenue and Cost of Goods Sold

For the three months ended June 30, 2018 and 2017, we recorded total revenues of $11,750 ($6,583 from related parties and $5,167 from third parties) and $0, respectively. Revenues recorded were from licensing fees and other software related revenues relating to web-based naturopathic learning management system and training provided to four customers. Cost of goods sold recorded represents the amortization cost of the web-based software purchased from a third party for the three months ended June 30, 2018 and 2017. Cost of goods sold recorded was $3,488 and $0 for the three months ended June 30, 2018 and 2017, respectively.

For the nine months ended June 30, 2018, and 2017, we recorded total revenues of $23,215 ($15,076 from related parties and $8,139 from third parties) and $0, respectively. Revenues recorded were from licensing fees and other software related revenues relating to web-based naturopathic learning management system and training provided to two customers and two related party affiliates in which our directors also hold the directors’ position. Cost of goods sold of $7,582 and $0 recorded represents the amortization cost of the web-based software purchased from a third party for the nine months ended June 30, 2018 and 2017, respectively.

Operating Expenses

Operating expenses for the three months ended June 30, 2018 and 2017 were $726,928 and $25,790, respectively. Operating expenses for the three months ended June 30, 2018 consisted of the Company recording $40,000 expense as loan commitment fee payable to a third party pursuant to an equity financing arrangement, consulting fees of $109,626 payable to consultants and business advisors for services, stock compensation expense of $526,295 for grant of options to employees, directors and consultants, $14,500 in dues and subscriptions for being a public company, and $12,130 in legal and filing fees. Operating expenses for the three months ended June 30, 2017 consisted of $19,052 in fees paid to professional consultants and business advisors for services and $6,738 in legal and filing fees for being a public company.

Operating expenses for the nine months ended June 30, 2018 and 2017 were $794,404 and $34,935, respectively. Operating expenses for the nine months ended June 30, 2018 consisted of the Company engaging outside consultants and business advisors for consulting fees totaling $145,240, loan commitment fees of $40,000 pursuant to equity financing agreement, legal and filing fees of $35,845 upon becoming a public reporting entity, stock compensation expense of $526,295 for grant of stock options to employees, directors and consultants, and $14,500 in dues and subscriptions for being a public company. Operating expenses for the nine months ended June 30, 2017 consisted of $19,052 in expenses for professional fees, $8,643 in filing fees for being a public company, and $7,240 for auditor’s fees.

Liquidity and Capital Resources

Cash and cash equivalents were $46,992 at June 30, 2018 as compared to $0 at September 30, 2017. As reported in the accompanying financial statements, we recorded a net loss of $778,990 for the nine months ended June 30, 2018. Our working capital deficit and accumulated deficit at June 30, 2018 was $221,377 and $897,456, respectively. These factors and our ability to raise additional capital to accomplish our objectives, raises doubt about our ability to continue as a going concern. We expect our expenses will continue to increase during the foreseeable future as a result of increased operational expenses and the development of our current business operations. We anticipate generating only minimal revenues over the next twelve months. Consequently, we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.

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

Operating Activities

Net cash flows provided by operating activities for the nine months ended June 30, 2018 was $26,848 which resulted primarily from our net loss of $831,229, amortization of software costs of $7,582, loan commitment fees of $40,000, common stock valued at $105,000 issued to consultants for business advisory services, stock compensation expense of $526,295 for grant of stock options to employees, directors and consultants, and a net change in operating liabilities of $126,961. Net cash flows used in operating activities for the nine months ended June 30, 2017 was $32,169 resulted due to the net loss of $34,935 and a net change in operating liabilities of $2,766.

Investing Activities:

Net cash flows used in investing activities for the nine months ended June 30, 2018 were primarily due to the purchase of web-based computer software of $41,850. We did not record any cash flows in investing activities during the nine months ended June 30, 2017.

Financing Activities

Net cash flows provided by financing activities for the nine months ended June 30, 2018 was $61,994, consisting of $20,770 in cash proceeds received from an affiliate for our working capital needs, $500 in cash proceeds received from a director to open our bank account, cash received from sale of common stock of $260, and cash received from shareholders for stock subscription of $40,464. Net cash flows provided by financing activities for the nine months ended June 30, 2017 was $0.

As a result of the above activities, we experienced a net increase in cash of $46,992 for the nine months ended June 30, 2018, and a net decrease of $32,169 for the nine months ended June 30, 2017, respectively. We expect that working capital will continue to be funded through a combination of our existing sales and further issuance of securities or obtaining financing. Our ability to continue as a going concern is still dependent on our success in obtaining additional financing from investors or from sale of our common shares.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2018 were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The term “disclosure controls and procedures,” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Notwithstanding the identified material weaknesses, management believes the financial statements included in this quarterly report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the three months ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1.	Legal Proceedings.

We are not a party to any legal proceedings.

Item 1A.	Risk Factors.

Not Applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On March 1, 2018, the Company entered into a Share Exchange Agreement (the “Agreement”) with its shareholders whereby, the shareholders agreed to exchange, sell, convey, transfer and assign to the Company their shareholdings, free and clear of all liens, pledges, encumbrances, changes, restrictions or known claims of any kind, nature or description plus pay to the Company an aggregate purchase price of $50 (the “Purchase Price”), and the Company agreed to accept from its shareholders the old shares plus the Purchase Price in exchange for the transfer of old shares the new shares. As of June 30, 2018, the Company received cash proceeds of $40,464 from its shareholders to exchange the old shares for new shares and recorded it as contributed capital in the accompanying financial statements.

On May 16, 2018, the Company issued 50,000 shares of its common stock for a cash consideration of $50 pursuant to an agreement dated February 15, 2018. In addition, on the same date, the Company issued 105,000 shares of common stock for a cash consideration of $210 pursuant to an agreement dated March 1, 2018. The common shares issued were valued at the fair value on the date of execution of the agreement to issue such shares.

On May 16, 2018, the Company issued 10,050,000 shares of common stock for a cash consideration of $10,050 pursuant to an agreement dated March 1, 2018. The common shares were valued at $10,050 being their fair value on the date of execution of the agreement. The Company recorded $10,050 as subscriptions receivable as of June 30, 2018 since the Company did not receive the cash proceeds for stock subscriptions.

On June 21, 2018, the Company issued 50,000 shares of common stock to a consultant pursuant to an agreement, for providing consulting and business advisory services to the Company. The common shares were valued at $85,000 being their fair value on the date of execution of the agreement to issue such shares.

All of the securities set forth above were sold pursuant to exemptions from registration under Section 4(2) and/or Reg. S of the Securities Act of 1933, as amended, as transactions by an issuer not involving any public offering. No general advertising or solicitation was used. And the investors were purchasing the Shares for investment purposes only, without a view to resale. All issued securities were affixed with appropriate legends restricting sales and transfers.

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

Natural Health Farm Holdings Inc.

Date: August 14, 2018	/s/ Tee Chuen Meng
Tee Chuen Meng, President (Principal Executive Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Item

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

