Form 10-K
period 2018-09-30
NATURAL HEALTH FARM HOLDINGS INC
filed 2018-12-28
CIK 1621697

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

Commission File No.000-1621697

NATURAL HEALTH FARM HOLDINGS INC.

(Exact name of registrant as specified in its charter)

NEVADA	98-1032170
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification No.)

20 North Orange Ave., Suite 1100

Orlando, Florida 32801

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding at December 28, 2018 was 161,859,500

DOCUMENTS INCORPORATED BY REFERENCE

None.

2

PART I

ITEM 1. DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified using terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof.  We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Background

The Company is a development stage company and has limited operating history and is expected to experience losses in the near term.

Natural Health Farm Holdings Inc. (“NHEL”) is a Nevada based corporation established in 2014 under the name Amber Group Inc. The Company was established with the idea of online travel portal and the business proved not profitable and in 2017 it changed the nature of business and its name to Natural Health Farm Holdings, Inc.

NHEL is a biotechnology company aiming to establish a complete healthcare eco-system based on natural or naturopathic products.

As of May 2018, the Company has developed and started to commercialize the Naturopathic Learning Management System to enable both consumers and distributors of naturopathic products to educate themselves on various diseases and natural based diagnoses.

In December 3, 2018, the Company announced the acquisition of 51% of the issued and outstanding capital stock of Prema Life Pty Ltd (“Prema Life”) and 60% of the issued and outstanding capital stock of GGLG Properties Pty Ltd., the property where Prema Life operates. Prema Life, who has more than 30 years operations, is an Australia manufacturer and supplier of functional foods and supplements, especially practitioner only medicines in naturopathic and homeopathic industry.

In the quest to design and build a complete healthcare naturopathic eco-system the company plans to establish or acquire a number of business units namely:

1. Research & Development Facility. This business unit shall develop new products as well as conduct a number of product tests such as safety and reliability test. In addition to that this business unit shall focus on planting unique species of mushrooms for medicinal use.

2. Manufacturing and Production Facility. This Business unit shall mass-produce the products developed by the research and development unit for South-East Asian, Middle East, Australian, European and North American markets.

3. Marketing and Distribution System. This business unit shall focus on developing an omni-channel distribution system that would consist of ecommerce platform, retail outlets, malty-level marketing system. The Company plans to franchise the distribution system to scale to global markets.

4. Naturopathic Academy and College. The Company plans to obtain necessary permits to operate its own academy to train and nutritionists and professionals with diploma as well as other recognized qualifications. The graduates shall be employed by the company`s marketing and distribution system to provide our customers with scientific approach to health and nutrition and professional guidance to their quest to healthier life. The Company shall work with other healthcare providers to ensure employment opportunities for all our graduates.

Natural Health Farm Holdings Inc. – NHEL- exists to enable healthier life for everyone and believes that a complete healthcare eco-system from farm, research & development, manufacturing, distribution and professional support is necessary of consumers and shall make Natural Health Farm Holdings Inc. – NHEL- a global player in this industry.

The Company aims to become one stop naturopathic healthcare provider by owning the entire value chain of a biotechnology homeopathic natural healthcare. To achieve this, the Company has currently developed its own learning management system and its content library and is in process of acquiring and or developing the following aspects of naturopathic healthcare facilities:

•	Research and Development Facility. This facility shall do research and development as well as new product development for homeopathic supplements and vitamins. The facility shall conduct the product tests required by regulators and quality standards.

•	Manufacturing facility shall manufacture and do packaging of the products that the company aims to market within its portfolio.

•	Distribution network of the product shall consist of multiple channels such as retail outlets, franchisees, distributor or partner shops, online website and multi-level marketing distribution system.

•	Education and Placement services. The Company believes that having a sophisticated and modern approach to distribution of naturopathic healthcare products is important to gain competitive advantage. Therefore, having qualified and well-trained nutritionists is important. The Company plans to set up its own academy to offer qualifications in health and nutrition and graduates will be employed within the company distribution system and offer them to the industry.

Marketing

In order to become competitive in the healthcare industry, the Company has taken steps to establish and number of digital marketing channels namely:

1.	Website. This is an effective marketing and branding tool for customers, employees and investors as well as the public educations. The company has completed its website and updates it regularly.

2.	Social media channels. The Company has set up major social media channels such as Facebook, LinkedIn and twitter. The Company has established its own YouTube channel as well. These social media channels are linked and integrated with the website.

3.	Network marketing distribution system is an essential part of marketing strategy of the Company. Upon obtaining the necessary multi-level marketing license the company plans to recruit and train the network marketers who would promote and educate customers of our products.

4.	Digital and analog advertising. Upon completion of the infrastructure and product mix the company shall make the required adverting investment in both digital and analog advertising.

Global Homeopathy Product Market

The global market for homeopathy products has substantially increased in the past few years, with sales of amounting to billions of dollars in key regions such as Europe, North America, Asia Pacific, and Middle East and Africa. Aversion to allopathic medicines, a constant rise in demand for convenient dosages of a variety of medicines, and an increase in consumer confidence about alternate treatment methodologies are all significantly fueling the market growth.

Furthermore, with the growing amount of disposable income available with individuals, especially from developing regions, the expenditure on the global homeopathy products market has substantially increased over the past few years. This factor is expected to continue benefitting the market due to a lot of homeopathy medicines being reasonably priced but often not being covered by insurance. Transparency Market Research estimates that the global homeopathy product market will exhibit a promising 18.2% Compound Annual Growth Rate (the “CAGR”) over the period between 2016 and 2024. If the number holds true, the market, which valued at US$3,867.7 MN in 2015, is expected to reach US$17,486.2 MN by 2024.

Demand for Convenient Dosages to Bolster Demand for Homeopathic Products in Dilution Form

On the basis of product type, the study examines homeopathy medicine varieties in forms such as tablet, tincture, biochemist, dilutions, and ointments. Of these, the dilutions segment is anticipated to account for US$6,253.9 MN by 2024, registering a substantially high CAGR of 17.8% over the forecast period. The high demand for homeopathy products in dilutions form can be attributed to the increasing demand for convenient dosage forms. The segment is estimated to account for the dominant share of 36.8% in the global homeopathy product market by 2016 end but is expected to decrease to 35.8% by 2024.

The tincture segment is expected to follow closely with a value share of 19.5% by 2024 and a CAGR of 17.8% over the period between 2016 and 2024. The segment of ointments is expected to be the most promising in terms of future growth prospects. The study states that the market for homeopathy ointments will exhibit a CAGR of 19.8% from 2016 through 2024, accounting for nearly 12% of the overall market by 2024.

Market in Middle East and Africa to Witness Most Promising Growth

On the basis of geography, the market for homeopathy products in Europe is projected to remain dominant in the global market throughout the forecast period. Homeopathic product in Europe region is estimated to account for the most significant share of 37.9% in 2016, which is expected to decrease to 36.4% by 2024.

The market for homeopathic products is expected to witness a robust growth in the Asia Pacific region owing to increasing population and demand for alternative low-cost medicines. The regional market is expected to exhibit a strong CAGR of 18.9% over the forecast period. It is also expected to benefit from rising online sales of homeopathic products and intense competition among homeopathic product manufacturers across key developing and developed countries in the region.

The homeopathy products market in Middle East and Africa projected to be the one with the most promising growth rate in the near future, an estimated 21.1% CAGR from 2016 through 2024. The MEA region has witnessed rapid increase in disposable income over the last few years and this has subsequently led to an increase in the number of consumers able to pay for homeopathy product.

The report also profiles some of the leading homeopathic products manufacturers operating in the global homeopathic products market. Key market players featured in the report include Boiron Group, Biologische Heilmittel Heel GmbH, A Nelson & Co Ltd, GMP Laboratories of America, Inc., Standard Homeopathic Company (Hyland's, Inc.), Washington Homeopathic Products, Inc., Homeocan Inc., Hahnemann Laboratories, Inc., Mediral International Inc., and Ainsworths Ltd.

Competition

Almost all of our competitors are larger, have greater resources and our more well-known than the Company Some of our competitors are either publicly traded or are divisions of publicly-traded companies, and they enjoy several competitive advantages, including:

•	significantly greater name recognition;

•	established relations with healthcare professionals, customers and third-party payors;

•	established distribution networks;

•	Additional lines of products, and the ability to offer rebates or bundle products to offer higher discounts or incentives to gain a competitive advantage;

•	greater experience in conducting research and development, manufacturing, clinical trials, obtaining regulatory approval for products and marketing approved products; and

•	greater financial and human resources for product development, sales and marketing, and patent litigation.

Some of our other non-publicly traded competitors also enjoy these competitive advantages. As a result, we cannot assure that we will be able to compete effectively against these companies or their products.

Employees

Currently the Company has no employees other than its President/CEO and Secretary who devote approximately 65% and 50%, respectively, of their time to the business of the Company.

Jumpstart Our Business Startups Act

In April 2012, the Jumpstart Our Business Startups Act (“JOBS Act”) was enacted into law. The JOBS Act provides, among other things: Exemptions for emerging growth companies from certain financial disclosure and governance requirements for up to five years and provides a new form of financing to small companies; Amendments to certain provisions of the federal securities laws to simplify the sale of securities and increase the threshold number of record holders required to trigger the reporting requirements of the Securities Exchange Act of 1934; Relaxation of the general solicitation and general advertising prohibition for Rule 506 offerings; Adoption of a new exemption for public offerings of securities in amounts not exceeding $50 million; and Exemption from registration by a non-reporting company offers and sales of securities of up to $1,000,000 that comply with rules to be adopted by the SEC pursuant to Section 4(6) of the Securities Act and such sales are exempt from state law registration, documentation or offering requirements. In general, under the JOBS Act a company is an emerging growth company if its initial public offering (“IPO”) of common equity securities was affected after December 8, 2011 and the company had less than $1 billion of total annual gross revenues during its last completed fiscal year. A company will no longer qualify as an emerging growth company after the earliest of

(i)	the completion of the fiscal year in which the company has total annual gross revenues of $1 billion or more,
(ii)	the completion of the fiscal year of the fifth anniversary of the company’s IPO;
(iii)	the company’s issuance of more than $1 billion in nonconvertible debt in the prior three-year period; or
(iv)	the company becoming a “larger accelerated filer” as defined under the Securities Exchange Act of 1934.

The Company meets the definition of an emerging growth company will be affected by some of the changes provided in the JOBS Act and certain of the new exemptions. The JOBS Act provides additional new guidelines and exemptions for non-reporting companies and for non-public offerings. Those exemptions that impact the Company are discussed below.

Financial Disclosure. The financial disclosure in a registration statement filed by an emerging growth company pursuant to the Securities Act of 1933 will differ from registration statements filed by other companies as follows:

(i)	audited financial statements required for only two fiscal years;
(ii)	selected financial data required for only the fiscal years that were audited;
(iii)	executive compensation only needs to be presented in the limited format now required for smaller reporting companies. (A smaller reporting company is one with a public float of less than $75 million as of the last day of its most recently completed second fiscal quarter)

However, the requirements for financial disclosure provided by Regulation S-K promulgated by the Rules and Regulations of the SEC already provide certain of these exemptions for smaller reporting companies. The Company is a smaller reporting company.

Currently a smaller reporting company is not required to file as part of its registration statement selected financial data and only needs audited financial statements for its two most current fiscal years and no tabular disclosure of contractual obligations.

The JOBS Act also exempts the Company’s independent registered public accounting firm from complying with any rules adopted by the Public Company Accounting Oversight Board (“PCAOB”) after the date of the JOBS Act’s enactment, except as otherwise required by SEC rule.

The JOBS Act also exempts an emerging growth company from any requirement adopted by the PCAOB for mandatory rotation of the Company’s accounting firm or for a supplemental auditor report about the audit.

Internal Control Attestation. The JOBS Act also provides an exemption from the requirement of the Company’s independent registered public accounting firm to file a report on the Company’s internal control over financial reporting, although management of the Company is still required to file its report on the adequacy of the Company’s internal control over financial reporting.

Section 102(a) of the JOBS Act goes on to exempt emerging growth companies from the requirements in 1934 Act § 14A(e) for companies with a class of securities registered under the 1934 Act to hold shareholder votes for executive compensation and golden parachutes.

Other Items of the JOBS Act. The JOBS Act also provides that an emerging growth company can communicate with potential investors that are qualified institutional buyers or institutions that are accredited to determine interest in a contemplated offering either prior to or after the date of filing the respective registration statement. The Act also permits research reports by a broker or dealer about an emerging growth company regardless if such report provides sufficient information for an investment decision. In addition, the JOBS Act precludes the SEC and FINRA from adopting certain restrictive rules or regulations regarding brokers, dealers and potential investors, communications with management and distribution of a research reports on the emerging growth company IPO.

Section 106 of the JOBS Act permits emerging growth companies to submit 1933 Act registration statements on a confidential basis provided that the registration statement and all amendments are publicly filed at least 21 days before the issuer conducts any road show. This is intended to allow the emerging growth company to explore the IPO option without disclosing to the market the fact that it is seeking to go public or disclosing the information contained in its registration statement until the company is ready to conduct a road show.

Election to Opt Out of Transition Period. Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a 1933 Act registration statement declared effective or do not have a class of securities registered under the 1934 Act) are required to comply with the new or revised financial accounting standard.

The JOBS Act provides a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of the transition period.

Subsidiaries- The Company owns 51% of Perma Life Pty Ltd, an Australian corporation and 60% of GGLG Properties Pty Ltd, an Australian corporation.

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

ITEM 2. DESCRIPTION OF PROPERTY

The Company owns no real estate. We currently maintain our corporate office at 20 North Orange Ave., Suite 1100, Orlando, Florida 32801. We believe that this current office space is adequate for our current operations and we do not anticipate that we will require any additional office space in the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Public Market for Common Stock

On March 17, 2018, our common stock was approved for quotation on the OTC Markets under the symbol “NHEL”. The OTC Markets is a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter equity securities. The OTC Markets securities are traded by a community of market makers that enter quotes and trade reports. This market is limited in comparison to the national stock exchanges and any prices quoted may not be a reliable indication of the value of our common stock.

On December 27, 2018, the closing price of our common stock reported on the OTC Markets was $2.48 per share. The following table sets forth, for each of the quarterly periods indicated, the high and low sales prices of our common stock, as reported on the OTCQB.

Year 2018	High Bid	Low Bid

Quarter Ended March 31, 2018	$5.00	$0.20
Quarter Ended June 30, 2018	2.00	1.20
Quarter Ended September 30, 2018	2.40	2.00
October 1 to December 27, 2018	6.00	2.42

As of December, 27, 2018, there were approximately 72 shareholders of record of our 161,859,500 shares common stock based upon the shareholders’ listing provided by our transfer agent.

Dividends

We have never paid cash dividends on our common stock. We intend to keep future earnings, if any, to finance the expansion of our business, and we do not anticipate that any cash dividends will be paid in the foreseeable future. Our future payment of dividends will depend on our earnings, capital requirements, expansion plans, financial condition and other relevant factors that our board of directors may deem relevant. Our retained earnings deficit currently limits our ability to pay dividends.

Shares Available for Future Sale

Approximately 81% of all outstanding shares of our common stock are “restricted securities,” as that term is defined under Rule 144 promulgated under the Securities Act, because they were issued in a private transaction not involving a public offering. Accordingly, none of the outstanding shares of our common stock may be resold, transferred, pledged as collateral or otherwise disposed of unless such transaction is registered under the Securities Act or an exemption from registration is available. In connection with any transfer of shares of our common stock other than pursuant to an effective registration statement under the Securities Act, the Company may require the holder to provide to the Company an opinion of counsel to the effect that such transfer does not require registration of such transferred shares under the Securities Act.

Rule 144 is not available for the resale of securities initially issued by companies that are, or previously were, shell companies, like us, unless the following conditions are met:

●	the issuer of the securities that was formerly a shell company has ceased to be a shell company;
●	the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act;

9

●

the issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Current Reports on Form 8-K; and

●	at least one year has elapsed from the time that the issuer filed current comprehensive disclosure with the SEC reflecting its status as an entity that is not a shell company.

On February 1, 2018, the Company notified the SEC by through the filing of a Form 8-K that is was no longer a “shell” corporation. In view of this, any time after February 1, 2019, and assuming the Company has been current in its required filings pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, and all other requirements set forth above are met, shareholders may utilize Rule 144 for the sale of their shares.

Penny Stock Regulations

Our common stock is deemed to be “penny stock” as that term is generally defined in the Securities Exchange Act of 1934 to mean equity securities with a price of less than $5.00. Our shares thus will be subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

 Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or accredited investor must make a special suitability determination regarding the purchaser and must receive the purchaser’s written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with his or her spouse is considered an accredited investor. In addition, under the penny stock regulations the broker-dealer is required to:

Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;

Disclose commissions payable to the broker-dealer and our registered representatives and current bid and offer quotations for the securities;

Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer’s account, the account’s value and information regarding the limited market in penny stocks; and

Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction, prior to conducting any penny stock transaction in the customer’s account.

Because of these regulations, broker-dealers may encounter difficulties in their attempt to buy or sell shares of our common stock, which may affect the ability of selling stockholders or other holders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our common stock even if our common stock becomes publicly traded. In addition, the liquidity for our common stock may be decreased, with a corresponding decrease in the price of our common stock. Our shares are likely to be subject to such penny stock rules for the foreseeable future.

Repurchases of Equity Securities

None

Reports to Stockholders

We are currently subject to the information and reporting requirements of the Securities Exchange Act of 1934 and will continue to file periodic reports, and other information with the SEC. We intend to send annual reports to our stockholders containing audited financial statements.

Transfer Agent

Transhare Corporation, 15500 Roosevelt Boulevard, Suite 301, Clearwater, FL 33760 is the registrar and transfer agent for the Company’s common stock.

Recent Sales of Unregistered Securities

None

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

This Annual Report Form 10-K contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the audited financial statements and accompanying notes and the other financial information appearing elsewhere in this report. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events. Refer also to “Risk Factors” and “Cautionary Note Regarding Forward Looking Statements” in Item 1 above.

Natural Health Farm Holdings Inc., incorporated in the State of Nevada on July 10, 2014 (inception date), has developed and launched itself into the healthcare industry. The Company has plans to provide through its distributors, retail nutritional supplements, organic foods, personal care, and other health care products. The Company is currently providing nutritional consulting services by offering a web based naturopathic learning management system that allows distributors, chiropractors and consumers to educate users with the health products related to various illnesses, and how the Company’s educational platform could be used to improve their general wellbeing.

From inception, through the date of this annual report, we reported revenues and incurred expenses and accumulated operating losses, as part of our development activities. We recorded a net loss of $1,127,212 for the year ended September 30, 2018, working capital deficiency of $257,121, and an accumulated deficit of $1,245,678 at September 30, 2018.

On December 3, 2018, we acquired 51% of the issued and outstanding capital stock of Prema Life Pty Ltd and 60% of the issued and outstanding capital stock of GGLG Properties PTY Ltd, collectively, in exchange for 304,500 shares of the Company’s common stock valued at $1,218,000 based on the fair value of the common stock on the closing date.

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

Results of Operations for the Years Ended September 30, 2018 and 2017

Revenues and Cost of Goods Sold

Revenues for the year ended September 30, 2018 were $53,765 ($21,659 from related parties and $32,106 from third parties) compared to $0 for the same comparable period in 2017. We earned revenues from licensing fees and other software related revenues relating to web-based naturopathic learning management system and training provided to our customers. Cost of goods sold recorded for the year ended September 30, 2018 was $14,669 which represented $3,600 as the cost of training provided to a customer and $11,069 being the amortization cost of the web-based software purchased from a third party for the year ended September 30, 2018. No revenues and cost of goods sold were realized for the year ended September 30, 2017.

Operating Expenses

Operating expenses for the year ended September 30, 2018 and 2017 were $1,165,282 and $89,359, respectively. Operating expenses for the year ended September 30, 2018 consisted of us engaging outside consultants and business advisors for professional fees totaling $165,512, legal and filing fees of $51,719 upon becoming a public reporting entity, loan commitment fees of $40,000 pursuant to equity financing agreement, and stock compensation expense of $826,295 for grant of stock options to employees, directors and consultants, and general and administrative expenses of $81,756. Operating expenses for the year ended September 30, 2017 consisted of professional fees of $63,278, legal and filing fees of $9,093, and general and administrative expenses of $16,988.

Other Income (Expense)

Interest expense for the year ended September 30, 2018 and 2017 was $1,026 and $0. On June 5, 2018, we executed a promissory note of $40,000 at 8% annual interest, due and payable in full on March 5, 2019. We recorded interest expense of $1,026 for the year ended September 30, 2018.

Net loss

We reported a net loss of $1,127,212 and $89,359 and for the year ended September 30, 2018 and 2017, respectively.

Liquidity and Capital Resources

Cash and cash equivalents were $9,202 at September 30, 2018 as compared to $0 at September 30, 2017. As reported in the accompanying financial statements, we recorded a net loss of $1,127,212 for the year ended September 30, 2018. Our working capital deficit and accumulated deficit at September 30, 2018 was $257,121 and $1,245,678, respectively. These factors and our ability to raise additional capital to accomplish our objectives, raises doubt about our ability to continue as a going concern. We expect our expenses will continue to increase during the foreseeable future as a result of increased operational expenses and the development of our current business operations. We anticipate generating only minimal revenues over the next twelve months. Consequently, we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.

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

Operating Activities

Net cash flows provided by operating activities for the year ended September 30, 2018 was $4,438 which resulted primarily from our net loss of $1,127,212, amortization of software costs of $14,669, loan commitment fees of $40,000, common stock valued at $105,000 issued to consultants for business advisory services, stock compensation expense of $826,295 for grant of common stock and stock options to employees, directors and consultants, and a net change in operating liabilities of $145,686. Net cash flows used in operating activities for the year ended September 30, 2017 was $88,663 resulted due to the net loss of $89,359 and a net change in operating assets of $696.

Investing Activities:

Net cash flows used in investing activities for the year ended September 30, 2018 were $45,450 primarily due to the purchase of web-based computer software of $45,450. We did not record any cash flows in investing activities for the year ended September 30, 2017.

Financing Activities

Net cash flows provided by financing activities for the year ended September 30, 2018 were $50,214, consisting of $500 in cash proceeds received from a director to open our bank account, cash received from sale of common stock of $10,310, and cash received from shareholders for stock subscription of $39,404. Net cash flows provided by financing activities for the year ended September 30, 2017 were $88,663 primarily due to cash received from an affiliate of $80,137 and cash advance from director of $8,526.

As a result of the above activities, we experienced a net increase in cash of $9,202 and $0 for the year ended September 30, 2018 and 2017, respectively. We expect that working capital will continue to be funded through a combination of our existing sales and further issuance of securities or obtaining financing. Our ability to continue as a going concern is still dependent on our success in obtaining additional financing from investors or from sale of our common shares.

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

While our significant accounting policies are described in more details in Note 2 of our annual financial statements included herein, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements.

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

Purchase of Significant Equipment

As of the date of this Annual Report, we do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' reports accompanying our September 30, 2018 and September 30, 2017 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.  The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TOTAL ASIA ASSOCIATES PLT (LLP0016837-LCA & AF002128) A Firm registered with US PCAOB and Malaysian MIA C-3-1, Megan Avenue 1, 189 Off Jalan Tun Razak, 50400 Kuala Lumpur. Tel: (603) 2733 9989

To the Shareholders and Board of Directors of NATURAL HEALTH FARM HOLDINGS INC.

20 North Orange Ave., Suite 1100,

Orlando, Florida 32801.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Natural Health Farm Holdings Inc. (the ‘Company’) as of September 30, 2018 and the related statements of income, stockholders’ equity, and cash flows for the year ended of September 30, 2018 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and the results of its operations and its cash flows for the year ended September 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, for the year ended September 30, 2018 the Company incurred a net loss and working capital deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Total Asia Associates PLT
TOTAL ASIA ASSOCIATES PLT

Kuala Lumpur, Malaysia

December 28, 2018

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

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

December 28, 2017

NATURAL HEALTH FARM HOLDINGS INC.

BALANCE SHEETS

	September 30, 2018	September 30, 2017
ASSETS

Current Assets
Cash and cash equivalents	$9,202	$-
Accounts receivable	18,800	-
Total Current Assets	28,002	-

Computer software, net	30,781	-

Total Assets	$58,783	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$17,226	$-
Accrued expense	22,525	-
Deferred revenue - related parties	57,341	-
Deferred revenue - third parties	48,694	-
Payable to an affiliate	98,837	80,137
Note payable	40,000	-
Advance from director	500	-
Total Current Liabilities	285,123	80,137

Total Liabilities	285,123	80,137

Commitments and Contingencies (Note 9)

Stockholders' Deficit
Common Stock, $0.001 par value, 500,000,000 shares authorized, 161,555,000 shares and 150,150,000 shares issued and outstanding at September 30, 2018 and 2017, respectively	161,555	150,150
Additional paid in capital	857,783	(111,821)
Accumulated deficit	(1,245,678)	(118,466)
Total Stockholders' Deficit	(226,340)	(80,137)

Total Liabilities and Stockholders' Deficit	$58,783	$-

The accompanying notes are an integral part of these financial statements.

NATURAL HEALTH FARM HOLDINGS INC.

STATEMENTS OF OPERATIONS

	For the Year Ended September 30,
	2018	2017

Revenues - related parties	$21,659	$-
Revenues - non-related parties	32,106	-
Total Revenues	53,765	-

Cost of goods sold	14,669	-

Gross Profit	39,096	-

Operating Expenses:
Consulting fees	159,862	33,986
Legal and filing fees	51,719	9,093
Professional fees	5,650	29,292
Loan commitment fee	40,000	-
Stock compensation	826,295	-
Other general and administrative	81,756	16,988
Total Operating Expenses	1,165,282	89,359

Loss from Operations	(1,126,186)	(89,359)

Other Income (Expense)
Interest expense	(1,026)	-
Total Other Income (expense)	(1,026)	-

Loss Before Provision for Income Tax	(1,127,212)	(89,359)

Provision for Income Tax	-	-

Net Loss	$(1,127,212)	$(89,359)

Basic and Dilutive Net Loss Per Share	$(0.01)	$(0.00)

Weighted Average Number of Shares Outstanding - Basic and Diluted	154,691,466	150,150,000

The accompanying notes are an integral part of these financial statements.

NATURAL HEALTH FARM HOLDINGS INC.

Statements of Changes in Stockholders' Deficit

	Common Stock		Additional	Accumulated
	Number **	Amount	Paid-in Capital	Deficit	Total
Balance, September 30, 2016	150,150,000	$150,150	$(126,050)	$(29,107)	$(5,007)
Forgiveness of advance by former directors	-	-	14,229	-	14,229
Net loss	-	-	-	(89,359)	(89,359)
Balance, September 30, 2017	150,150,000	150,150	(111,821)	(118,466)	(80,137)

Stock subscriptions received	-	-	39,404	-	39,404
Shares issued to consultants for services	1,050,000	1,050	103,950	-	105,000
Stock options granted to employees, directors and consultants	-	-	526,295	-	526,295
Stock compensation expense	150,000	150	299,850		300,000
Shares sold for cash	10,205,000	10,205	105	-	10,310
Net loss	-	-	-	(1,127,212)	(1,127,212)
Balance, September 30, 2018	161,555,000	$161,555	$857,783	$(1,245,678)	$(226,340)

** Adjusted for 30:1 forward stock split on November 4, 2016.

The accompanying notes are an integral part of these financial statements.

NATURAL HEALTH FARM HOLDINGS INC.

STATEMENTS OF CASH FLOWS

	For the Year Ended September 30,
	2018	2017
Cash Flows from Operating Activities:
Net Loss	$(1,127,212)	$(89,359)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities
Amortization of computer software costs	14,669	-
Loan commitment fee	40,000	-
Common stock issued to consultants for services	105,000	-
Common stock issued to employees as bonus	300,000	-

Stock compensation expense upon grant of stock options	526,295	-
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(18,800)	696
Increase in accounts payable	17,226	-
Increase in accrued expense	22,525	-
Increase in payable to an affiliate	18,700	-
Increase in deferred revenue - related parties	57,341	-
Increase in deferred revenue - third parties	48,694	-
Net Cash Flows Provided by (Used in) Operating Activities	4,438	(88,663)

Cash Flows from Investing Activities
Purchase of computer software	(45,450)	-
Net Cash Flows Used in Investing Activities	(45,450)	-

Cash Flows from Financing Activities
Cash proceeds from affiliate	-	80,137
Cash advance from director	500	8,526
Cash proceeds from sale of common shares	10,310	-
Cash proceeds from stock subscriptions	39,404	-
Net Cash Flows Provided by Financing Activities	50,214	88,663

Net Increase in Cash and Cash Equivalents	9,202	-

Cash and Cash Equivalents, Beginning of the Period	-	-

Cash and Cash Equivalents, End of the Period	$9,202	$-

Supplemental Disclosures of Cash Flow Information:
Cash paid for Income Taxes	$-	$-
Cash paid for Interest	$-	$-

Supplemental disclosures of non-cash investing and financing activities:
Forgiveness of debt by a former director	$-	$14,229

The accompanying notes are an integral part of these financial statements.

NATURAL HEALTH FARM HOLDINGS INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

NOTE 1 – NATURE OF OPERATIONS, LIQUIDITY AND GOING CONCERN

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

Liquidity and Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated small revenues and has sustained cumulative operating losses since July 10, 2014 (Inception Date) to date and allow it to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and affiliates, the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitable operations. The Company has recorded a net loss of $1,127,212 for the year ended September 30, 2018, provided net cash flows in operating activities of $4,438, has a working capital deficit of $257,121, and has an accumulated deficit of $1,245,678 as of September 30, 2018. The Company has had difficulty in obtaining working capital lines of credit from financial institutions and trade credit from vendors. These factors, among others, raise a substantial doubt regarding the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company is continuing to focus its efforts on increased marketing campaigns, and distribution programs to strengthen the demand for its products. Management anticipates that the Company’s capital resources will improve if its products gain wider market recognition and acceptance resulting in increased product sales. If the Company is not successful with its marketing efforts to increase sales and weak demand continues, the Company will experience a shortfall in cash and it will be necessary to further reduce its operating expenses in a manner or obtain funds through equity or debt financing in sufficient amounts to avoid the need to curtail its operations. Given the liquidity and credit constraints in the markets, the business may suffer, should the credit markets not improve in the near future. The direct impact of these conditions is not fully known. However, there can be no assurance that the Company would be able to secure additional funds if needed and that if such funds were available on commercially reasonable terms or in the necessary amounts, and whether the terms or conditions would be acceptable to the Company. In such case, the reduction in operating expenses might need to be substantial in order for the Company to generate positive cash flow to sustain the operations of the Company. However, due to the uncertainty in the Company’s ability to raise capital, increase sales and generate significant positive cash flows from operations, management believes that there is substantial doubt in the Company’s ability to continue as a going concern within one year after the date the financial statements were issued.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the valuation of accounts payable, accrued liabilities and payable to related parties. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company had a cash balance of $9,202 and $0 at September 30, 2018 and 2017, respectively.

Accounts Receivable

Accounts receivable represent income earned from the sale of products for which the Company has not yet received payment. Accounts receivable are recorded at the invoiced amount and adjusted for amounts management expects to collect from balances outstanding at period-end. The Company estimates the allowance for doubtful accounts based on an analysis of specific accounts and an assessment of the customer’s ability to pay, among other factors. At September 30, 2018 and 2017, no allowance for doubtful accounts was recorded.

Computer Software Costs

Computer software costs include direct costs incurred for purchase of developed software products and payments made to independent software developers. The Company accounts for computer software costs in accordance with the Financial Accounting Standards Board (the “FASB”) guidance for the costs of computer software to be sold, leased, or otherwise marketed Accounting Standards Codification (the “ASC”) ASC Subtopic 985-20. Computer software costs are capitalized once the technological feasibility of a product is established and such costs are determined to be recoverable. Technological feasibility of a product encompasses technical design documentation and integration documentation, or the completed and tested product design and working model. Computer software costs are capitalized once technological feasibility of a product is established and such costs are determined to be recoverable against future revenues. Technological feasibility is evaluated on a project-by-project basis. Amounts related to computer software development that are not capitalized are charged immediately to the appropriate expense account. Amounts that are considered ‘research and development’ that are not capitalized are immediately charged to engineering, research, and development expense. Capitalized costs for those products that are cancelled or abandoned are charged to product development expense in the period of cancellation.

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

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company does not have the cash balances in excess of Federal Deposit Insurance Corporation limit at September 30, 2018 and 2017, respectively.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes”. The asset and liability method provide that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

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

Earnings (Loss) Per Common Share

The Company computes net earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted net earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible note and preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At September 30, 2018 and 2017, respectively, there were options granted to certain employees and independent consultants that when vested convert into 300,000 shares of common stock. At September 30, 2018 and 2017, there were no convertible notes, warrants available for conversion that if exercised, may dilute future earnings per share.

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

The Company’s financial instruments consist principally of cash, accounts receivable, accounts payable, accrued expenses and payable to an affiliate. Pursuant to ASC 820, “Fair Value Measurements and Disclosures” and ASC 825, “Financial Instruments”, the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

The following table presents assets and liabilities that were measured and recognized at fair value as of September 30, 2018 on a recurring basis:

Description	Level 1	Level 2	Level 3
None	$-	$-	$-

 The following table presents assets and liabilities that were measured and recognized at fair value as of September 30, 2017 on a recurring basis:

Description	Level 1	Level 2	Level 3
None	$-	$-	$-

 Recent Accounting Pronouncements

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. The Company has not adapted this ASU codification and it does not anticipate that the adoption of this guidance will have any material effect on its financial statements.

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

The following table presents details of our computer software costs as of September 30, 2018 and 2017:

	Balance at September 30, 2017	Additions	Amortization	Balance at September 30, 2018
Computer Software Costs, net	$-	$45,450	$(14,669)	$30,781

Computer software costs are being amortized on a straight-line basis over their estimated life of three years.

Amortization expense for computer software costs was $14,669 and $0 for the years ended September 30, 2018 and 2017, respectively.

The estimated future amortization expense of computer software costs as of September 30, 2018 is as follows:

Year ending September 30,	Amount
2019	$13,950
2020	13,950
2021	2,881
Total	$30,781

NOTE 4 – ACCOUNTS PAYABLE

Accounts payable at September 30, 2018 totaled $17,226 consisting of $12,603 in consulting fees, $2,025 in legal fees, $2,390 in stock transfer agent fees, and $208 of filing fees. Accounts payable at September 30, 2017 totaled $0.

NOTE 5 – ACCRUED EXPENSES

Accrued expenses at September 30, 2018 consisted of accounting and audit fees of $17,500, consulting fees of $4,000 and accrued interest of $1,026 on note payable to GHS Investments (see NOTE 8). Accrued expenses were $0 at September 30, 2017.

NOTE 6 – PAYABLE TO AFFILIATES

The Company has received an advance of $500 from a director for its working capital needs as of September 30, 2018 (see NOTE 7).

The Company has received advances from an affiliate for its working capital needs from an entity in which its Chief Executive Officer is also a director in such entity (NOTE 7). The advance received is non-interest bearing, unsecured and payable on demand.

	Balance at September 30, 2018	Balance at September 30, 2017

Payable to affiliate	$98,837	$80,137
Total	$98,837	$80,137

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company received an advance of $500 and $0 from a director for its working capital needs as of September 30, 2018 and 2017, respectively. Funds advanced to the Company by the director are non-interest bearing, unsecured and due on demand (NOTE 6).

The Company has received advances for its working capital needs from an affiliate in which the Company’s Chief Executive Officer holds the position of director in such entity (see NOTE 6).

On November 20, 2017, the Company sold ten (10) naturopathic learning management system and modules for $29,000 to an entity solely owned by a director of the Company. The Company received the payment in full of $29,000 on December 21, 2017. The Company recorded $8,303 as revenues earned for the year ended September 30, 2018, and $20,697 as deferred revenues at September 30, 2018. The Company recognizes the revenues earned ratably over a period of thirty-six months period.

On December 11, 2017, the Company sold twenty (20) naturopathic learning management systems and modules for $50,000 to an entity in which the Company Chief Executive Officer holds the position of director in such entity. The Company received the payment of $50,000 on December 28, 2017. The Company recorded $13,356 as revenues earned for the year ended September 30, 2018 and $36,644 as deferred revenues at September 30, 2018. The Company recognizes the revenues earned ratably over a period of thirty-six months period.

On May 30, 2018, the Company granted stock options to three officers/directors to purchase 250,000 shares of common stock at exercise price of $1.50 per share for immediate vesting. The fair value of the options granted to officers/directors using the Black-Scholes option pricing model was $271,061. The Company recorded compensation expense of $271,061 for the year ended September 30, 2018. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $1.70 at the issuance date; a risk-free interest rate of 2.79% and the expected volatility of the Company’s common stock of 106% (estimated based on the common stock of comparable public entities).

The Company received advances from an affiliate for its working capital needs. Such advances totaled $80,137 as of September 30, 2017.

On July 2, 2018, the Company issued 150,000 shares of its common stock to two officers valued at their fair value of $300,000. The Company recorded such issuance as compensation expense (see NOTE 10).

NOTE 8 – NOTE PAYABLE

Note payable consist of:

	Balance at September 30, 2018	Balance at September 30, 2017

Note payable - GHS Investments, Inc.	$40,000	$-
Total	40,000	-

Current portion	$40,000	$-

On June 5, 2018, the Company entered into an Equity Financing Agreement and Registration Rights Agreement with GHS Investments Inc. (“GHS”) pursuant to which GHS agreed to purchase up to $20,000,000 in shares of Company common stock. The obligations of GHS to purchase the shares of Company common stock are subject to the conditions set forth in the Equity Financing Agreement, including, without limitation, the condition that a registration statement on Form S-1 registering the shares of Company common stock to be sold to GHS be filed with the Securities and Exchange Commission and become effective. The Registration Rights Agreement provides that the Company shall use commercially reasonable efforts to file the registration statement within 30 days after the date of the Registration Rights Agreement and have the registration statement become effective within 90 days after it is filed. In connection with the Equity Financing Agreement, the Company executed a promissory note in the principal amount of $40,000 (the “Note”) as payment of the commitment fee for the Equity Financing Agreement. The Note bears interest at the rate of 8% and must be repaid on or before March 5, 2019. The Company has recorded the commitment fee as an expense in the accompanying statements of operations for the year ended September 30, 2018. The Company has accrued the interest expense of $1,026 on the principal balance of $40,000 for the period from June 5, 2018 to September 30, 2018.

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

NOTE 10: STOCKHOLDERS’ DEFICIT

The Company’s capitalization at September 30, 2018 was 500,000,000 authorized common shares with a par value of $0.001 per share.

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

On March 1, 2018, the Company entered into a Share Exchange Agreement (the “Agreement”) with its shareholders whereby, the shareholders agreed to exchange, sell, convey, transfer and assign to the Company their shareholdings, free and clear of all liens, pledges, encumbrances, changes, restrictions or known claims of any kind, nature or description plus pay to the Company an aggregate purchase price of $50 (the “Purchase Price”), and the Company agreed to accept from its shareholders the old shares plus the Purchase Price in exchange for the transfer of old shares the new shares. As of September 30, 2018, the Company received cash proceeds of $39,404 from its shareholders to exchange the old shares for new shares and recorded it as contributed capital in the accompanying financial statements.

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

On July 2, 2018, the Company issued 150,000 shares of common stock to its officers/director at their fair value of $300,000 on the date of issuance. The Company recorded such issuance as compensation expense (see NOTE 7).

As a result of all common stock issuances, the Company had 161,155,000 shares and 150,150,000 shares of common stock issued and outstanding at September 30, 2018 and September 30, 2017, respectively.

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

On May 30, 2018, the Board granted stock options under the 2018 Plan to two directors, an officer and an employee, and three independent consultants to purchase up to 450,000 shares of common stock with a five-year term. The stock options vested immediately upon the issuance date. The exercise price of the stock options to purchase common stock was at $1.50 per share, and the quoted market price of the Company stock on the grant date was $1.70. The option to purchase common stock expires on May 30, 2023. The fair value of options granted was $526,295, calculated using Black-Scholes option pricing model using the assumptions of risk free discount rate of 2.79%, volatility of 106%, 2.5 year-term for employees and directors and 5 year-term for non-employees, and dividend yield of 0%. The Company has recorded stock compensation expense of $526,295 for the year ended September 30, 2018.

NOTE 11: INCOME TAX

Income tax expense for the years ended September 30, 2018 and 2017 is summarized as follows.

	September 30, 2018	September 30, 2017
Deferred:
Federal	$(63,193)	$(30,382)
State	-	-
Change in valuation allowance	63,193	30,382
Income tax expense (benefit)	$—	$—

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rates of 21% and 34% and the state income tax rates net of federal tax benefit of 0%, for the years ended September 30, 2018 and 2017, respectively, to the income taxes reflected in the Statements of Operations:

	September 30, 2018	September 30, 2017
Book Income (loss)	21%	34%
State taxes	-%	-%
Total	21%	34%
Valuation allowance	-21%	-34%
Tax expense at actual rate	—	—

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at September 30, 2018 and 2017, respectively, are as follows:

	Balance at September 30, 2018	Balance at September 30, 2017
Deferred tax assets:
Net operating loss carry forward	$81,958	$40,278
Total gross deferred tax assets	81,958	40,278
Less - valuation allowance	(81,958)	(40,278)
Net deferred tax assets	$—	$—

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

On December 22, 2017, the Tax Cuts and Jobs Act (the Tax Act) was enacted, significantly altering U.S. corporate income tax law. The SEC issued Staff Accounting Bulletin 118, which allows companies to record reasonable estimates of enactment impacts where all of the underlying analysis and calculations are not yet complete. The provisional estimates must be finalized within a one-year measurement period. The Company reduced its net domestic deferred tax asset balance by $9,557 due to the reduction in corporate tax rate from 34% to 21%. These adjustments are fully offset by a change in the Company’s U.S. valuation allowance.

At September 30, 2018, the Company had accumulated deficit of approximately $1,246,000 for U.S. federal income tax purposes available to offset future taxable income expiring on various dates through 2035. The Company has recorded a 100% valuation allowance on the deferred tax assets due to the uncertainty of its realization. The net change in the valuation allowance during the years ended September 30, 2018 and 2017 was an increase of $63,193 and $30,382, respectively.

In the normal course of business, the Company’s income tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessment by these taxing authorities. Accordingly, the Company believes that it is more likely than not that it will realize the benefits of tax positions it has taken in its tax returns or for the amount of any tax benefit that exceeds the cumulative probability threshold in accordance with FASB ASC 740. Differences between the estimated and actual amounts determined upon ultimate resolution, individually or in the aggregate, are not expected to have a material adverse effect on the Company’s financial position. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of September 30, 2018, tax years 2018 and 2017 remain open for examination by the IRS and California. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years.

 NOTE 12 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through December 28, 2018, the date which these financial statements were issued noting the following items that would impact the accounting for events or transactions in the current period or require additional disclosures.

On December 3, 2018, the Company announced the purchase of 51% of the issued and outstanding capital stock of Prema Life Pty Ltd and 60% of the issued and outstanding capital stock of GGLG Properties PTY Ltd, collectively in exchange for 304,500 shares of the Company’s common stock valued at $1,218,000 based on the fair value of the common stock on the closing date.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON DISCLOSURE CONTROLS AND PROCEDURES

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)).  The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of September 30, 2018 using the criteria established in " Internal Control - Integrated Framework " issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") using the 2013 framework.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of September 30, 2018, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee - While not being legally obligated to have an audit committee, it is the management's view that such a committee, including a financial expert member, is an utmost important entity level control over the Company's financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee and does not include a member that is considered to be independent of management to provide the necessary oversight over management's activities.

2.	We did not maintain appropriate cash controls - As of September 30, 2018, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited financial transactions.

3.	We did not implement appropriate information technology controls - As at September 30, 2018, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company's data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company's internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2018 based on criteria established in Internal Control--Integrated Framework issued by COSO.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of September 30, 2018, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

DIRECTORS AND EXECUTIVE OFFICERS

The name, address and position of our present officers and directors are set forth below:

Name and Address of Executive
Officer and/or Director	Age	Position

Tee Chuen Meng 20 North Orange Ave., Suite 1100 Orlando, Florida 32801	37	President, Treasurer and Director

Patricia Yeoh 20 North Orange Ave., Suite 1100 Orlando, Florida 32801	34	Secretary

Judy Lee 20 North Orange Ave., Suite 1100 Orlando, Florida 32801	50	Director

BIOGRAPHICAL INFORMATION AND BACKGROUND OF OFFICER AND DIRECTOR

Mr. Tee Chuen Meng   is the Chief Executive Officer and Director of NHF Group of Companies. Natural Health Farm Group of Companies controls several companies in the natural health industry throughout Malaysia, China and other countries.  Mr. Tee has been navigating these companies for over 5 years expanding it to 70 retail stores in several countries. Mr. Tee is also the Senior Physician for Natural Health Naturopathics Centre.

Mr. Tee received an MBA from the University of South Australia achieving the Chancellor List in 2010. He attended University of Technology in Malaysia and also received a Diploma of Diet & Nutrition from the International Therapy Examination Council. Mr. Tee’s qualifications and management experience makes him a perfect fit for this position and to lead the Company in future.

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

Patricia Yeoh, age 34, is the Secretary and current Investor Relations Officer of the Company. With more than 10 years of working experience, Patricia exposed herself in various industries, including IT services, Digital Imaging, FMCG, F&B and E-commerce. She started her career as an Event Operations Manager and senior client partner executive in few marketing agencies, servicing several MNCs customers. Thereafter she joined LINE+ Corporations as Public Relations Manager for Malaysia market for more than 2 years, then another year as Public Relations & Marketing Manager in Lelong.my. She was then working with NHF subsidiaries in Australia as a special project officer. Ms. Yeoh attended Edith Cowan University, Australia, where she received a B. Comm. Degree.

There were no understandings between the Company and either Tee Chuen Meng or Judy Lee concerning their respective appointments as Director.

Mr. Tee was selected to be a Company director because he has managed several businesses successfully and thus brings management, organizational, operational and administrative experience to our Board.

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

AUDIT COMMITTEE

We have not established an audit committee as at the date of this registration statement, nor do we have plans to establish an audit committee until such time as we have established our full operations and retained sufficient independent directors as members of our board of directors willing to be appointed to the audit committee and carry out the customary functions of an audit committee.

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our President, and Secretary (collectively, the "Named Executive Officer") for the years ended September 30, 2016, 2017 and 2018:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Vadims Furss,	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Former President, Treasurer	2017 2018	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-

Tee Chuen Meng	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
President, Treasurer	2017 2018	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-

There are no current employment agreements between the Company and any of its officers and/or directors. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit-sharing plans for the benefit of our officers and directors other than as described herein.

CHANGE OF CONTROL

As of December 28, 2018, we had no pension plans or compensatory plans or other arrangements that provide compensation in the event of a termination of employment or a change in our control.

Outstanding Equity Awards at September 30, 2018

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date

Tee Chuen Meng	100,000	-	-	1.50	May 30, 2023
Judy Lee	50,000	-	-	1.50	May 30, 2023
Patricia Yeoh Sin Tze	50,000	-	-	1.50	May 30, 2023

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

The following table provides information with respect to options outstanding under our Plan:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	-0-	$-0-	-0-
Equity compensation plans not approved by security holders	10,000,000	1.50	9,550,000
Total	10,000,000	$1.50	9,550,000

The purpose of our Plan is to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in our development and financial achievements. The Plan will be administered by the Compensation Committee of our Board of Directors, once established, or by the full board, which may determine, among other things, the (a) terms and conditions of any option or stock purchase right granted, including the exercise price and the vesting schedule, (b) persons who are eligible to receive options and stock purchase rights and (c) the number of shares to be subject to each option and stock purchase right. The types of equity awards that may be granted under the Plan are: (i) incentive stock options (“ISOs”) and non-incentive stock options (“Non-ISOs”); (ii) share appreciation rights (“SARs”); (iii) restricted shares, restricted share units (which are shares granted after certain vesting conditions are met) and unrestricted shares; (iv) deferred share units; and (v) performance awards.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides certain information regarding the ownership of our common stock, as of the date of this Prospectus:

     *    each of our executive officers;

     *    each director;

     *    each person known to us to own more than 5% of our outstanding common stock; and

     *    all of our executive officers and directors and as a group.

Title of Class	Name Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Tee Chuen Meng 20 North Orange Ave., Suite 1100, Orlando, Florida 32801	9,815,000 shares common stock (direct) (1)	6.06%

Common Stock	Jeffrey Chung Sheun Thai 20 North Orange Ave., Suite 1100, Orlando, Florida 32801	105,100,000 share of common stock (direct)	64.9%
Common Stock	Judy Lee 20 North Orange Ave., Suite 1100, Orlando, Florida 32801	200,000 shares of common stock direct (2)	0.12%
Common Stock	Patricia Yeoh 20 North Orange Ave., Suite 1100, Orlando, Florida 32801	100,000 shares of common stock direct (2)	0.06%

Common Stock	All officers and directors as a group (3)	10,115,000 shares of common stock direct (1)(2)	6.25%

* less than 1%

(1) Includes 100,000 shares upon exercise of options

(2) Includes 50,000 shares upon exercise of options

The percent of class is based on 161,859,500 shares of common stock issued and outstanding as of December 21, 2018.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We received an advance of $500 and $0 from a director for our working capital needs as of September 30, 2018. Funds advanced to us by the director are non-interest bearing, unsecured and due on demand.

We received advances for our working capital needs from an affiliate in which our Chief Executive Officer holds the position of director in such entity.

On November 20, 2017, we sold ten (10) naturopathic learning management system and modules for $29,000 to an entity solely owned by a director of our Company. We received the payment in full of $29,000 on December 21, 2017.

On December 11, 2017, we sold twenty (20) naturopathic learning management systems and modules for $50,000 to an entity in which our Chief Executive Officer holds the position of director in such entity. We received the payment of $50,000 on December 28, 2017.

On May 30, 2018, we granted stock options to three officers/directors to purchase 250,000 shares of our common stock at exercise price of $1.50 per share for immediate vesting.

During the year ended September 30, 2018, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended September 30, 2018 and for the fiscal year ended September 30, 2017 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	September 30, 2018	September 30, 2017

Audit Fees	$15,250	$7,500
Audit Related Fees	-	-
Tax Fees	-	1,225
All Other Fees	-	-
Total	$15,250	$8,725

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

NATURAL HEALTH FARM HOLDINGS INC

Dated: December 28, 2018	By: /s/ Tee Chuen Meng

Tee Chuen Meng, President and Chief
Executive Officer and Chief Financial
Officer

