Form 10-Q
period 2018-12-31
NATURAL HEALTH FARM HOLDINGS INC
filed 2019-02-14
CIK 1621697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2018

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

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding at February 14, 2019 was 161,859,500.

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

PART I.

Item 1. Financial Statements.

NATURAL HEALTH FARM HOLDINGS INC.

CONDENSED BALANCE SHEETS

	December 31, 2018	September 30, 2018
ASSETS	(Unaudited)
Current Assets

Cash and cash equivalents	$13,044	$9,202

Accounts receivable	-	18,800

Advances receivable	85,000	-

Total Current Assets	98,044	28,002

Computer Software, net	27,293	30,781

Total Assets	$125,337	$58,783

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable	$52,081	$17,226

Accrued expense	5,832	22,525

Deferred revenue - related party	50,758	57,341

Deferred revenue - third party	43,527	48,694

Payable to affiliate	98,837	98,837

Note payable	40,000	40,000

Advance from director	14,500	500

Total Current Liabilities	305,535	285,123

Total Liabilities	305,535	285,123

Commitments and Contingencies (Note 9)

Stockholders' Deficit
Common Stock, $0.001 par value, 500,000,000 shares authorized, 161,859,500 shares and 161,555,000 shares issued and outstanding at December 31, 2018 and September 30, 2018, respectively	161,860	161,555

Additional Paid in Capital	2,075,478	857,783

Stock subscriptions receivable	(1,218,000)	-

Accumulated deficit	(1,199,536)	(1,245,678)

Total Stockholders' Deficit	(180,198)	(226,340)

Total Liabilities and Stockholders' Deficit	$125,337	$58,783

The accompanying notes are an integral part of these condensed unaudited financial statements.

NATURAL HEALTH FARM HOLDINGS INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended December 31,
	2018	2017
	(Unaudited)	(Unaudited)
Revenues - related parties	$6,583	$1,999

Revenues - non-related parties	115,167	-

Total Revenues	121,750	1,999

Cost of Goods Sold	28,488	607

Gross Profit	93,262	1,392

Operating Expenses:

Consulting fees	26,627	8,003

Legal and filing fees	12,995	2,905

Professional fees	-	7,562

Other general and administrative	6,691	-

Total Operating Expenses	46,313	18,470

Income (Loss) from Operations	46,949	(17,078)

Other Income (Expense)

Interest expense	(807)	-

Total Other Income (expense)	(807)	-

Income (Loss) Before Provision For Income Tax	46,142	(17,078)

Provision for Income Tax	-	-

Net Income (Loss)	$46,142	$(17,078)

Basic and Dilutive Net Income (Loss) Per Share	$0.00	$(0.00)

Weighted Average Number of Shares Outstanding - Basic and Diluted	161,647,674	150,150,000

The accompanying notes are an integral part of these condensed unaudited financial statements.

NATURAL HEALTH FARM HOLDINGS INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended December 31,
	2018	2017
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net Profit (Loss)	$46,142	$(17,078)
Adjustment to reconcile net profit (loss) loss to net cash provided by (used in) operating activities
Amortization of computer software costs	3,488	607
Changes in operating assets and liabilities
Decrease in accounts receivable	18,800	-
Increase in accounts payable	34,855	7,462
Increase in accrued expenses	(16,693)	1,930

Increase in deferred revenue - related parties	(6,583)	77,001
Increase in deferred revenue - third party	(5,167)	-
Net Cash Flows Provided by Operating Activities	74,842	69,922
Cash Flows from Investing Activities
Purchase of computer software	-	(21,850)
Net Cash Flows Used in Investing Activities		(21,850)
Cash Flows from Financing Activities
Cash proceeds from affiliate	-	20,770
Cash advance from director	14,000	500
Cash advanced to a shareholder as a loan	(85,000)	-
Net Cash Flows (Used in) Provided by Financing Activities	(71,000)	21,270

Net Increase in Cash and Cash Equivalents	3,842	69,342
Cash and Cash Equivalents, Beginning of the Period	9,202	-
Cash and Cash Equivalents, End of the Period	$13,044	$69,342
Supplemental Disclosures of Cash Flow Information:
Cash paid for Income Taxes	$-	$-
Cash paid for Interest	$-	$-
Supplemental disclosures of non-cash investing and financing activities:
Issuance of common stock for acquisitions	$1,218,000	$-

The accompanying notes are an integral part of these condensed unaudited financial statements.

NATURAL HEALTH FARM HOLDINGS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

December 31, 2018

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

Basis of Presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at December 31, 2018, and the results of operations for three months ended December 31, 2018, and cash flows for the three months ended December 31, 2018 and 2017. The balance sheet as of September 30, 2018 is derived from the Company’s audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these interim condensed financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto contained in the Company’s September 30, 2018 Annual Report filed with the Securities and Exchange Commission on Form 10-K on December 28, 2018.

Going Concern

The Company’s financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated small revenues and has sustained cumulative operating losses since July 10, 2014 (Inception Date) to date and allow it to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and affiliates, the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitable operations. The Company has recorded a net profit of $46,142 from October 1, 2018 to December 31, 2018, provided net cash flows in operating activities of $74,842, has a working capital deficit of $207,491, and has an accumulated deficit of $1,199,536 as of December 31, 2018. The Company has had difficulty in obtaining working capital lines of credit from financial institutions and trade credit from vendors. These factors, among others, raise a substantial doubt regarding the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following summary of significant accounting policies of the Company is presented to assist in the understanding of the Company’s financial statements. The financial statements and notes are the representation of the Company’s management who is responsible for their integrity and objectivity. These accounting policies conform to the U.S. GAAP in all material respects and have been consistently applied in preparing the accompanying financial statements.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the valuation of accounts payable, accrued liabilities and payable to related party. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company had a cash balance of $13,044 and $9,202 at December 31, 2018 and September 30, 2018, respectively.

Accounts Receivable

Accounts receivable represent income earned from the sale of products for which the Company has not yet received payment. Accounts receivable are recorded at the invoiced amount and adjusted for amounts management expects to collect from balances outstanding at period-end. The Company estimates the allowance for doubtful accounts based on an analysis of specific accounts and an assessment of the customer’s ability to pay, among other factors. At December 31, 2018 and September 30, 2018, no allowance for doubtful accounts was recorded.

Computer Software Costs

Computer software costs include direct costs incurred for purchase of developed software products and payments made to independent software developers. The Company accounts for computer software costs in accordance with the Financial Accounting Standards Board (the “FASB”) guidance for the costs of computer software to be sold, leased, or otherwise marketed Accounting Standards Codification (the “ASC”) (“ASC Subtopic 985-20”). Computer software costs are capitalized once the technological feasibility of a product is established and such costs are determined to be recoverable. Technological feasibility of a product encompasses technical design documentation and integration documentation, or the completed and tested product design and working model. Computer software costs are capitalized once technological feasibility of a product is established and such costs are determined to be recoverable against future revenues. Technological feasibility is evaluated on a project-by-project basis. Amounts related to computer software development that are not capitalized are charged immediately to the appropriate expense account. Amounts that are considered ‘research and development’ that are not capitalized are immediately charged to engineering, research, and development expense. Capitalized costs for those products that are cancelled or abandoned are charged to product development expense in the period of cancellation.

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

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company does not have the cash balances in excess of Federal Deposit Insurance Corporation limit at December 31, 2018 and September 30, 2018, respectively.

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

Earnings (Loss) Per Common Share

The Company computes net earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted net earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible note and preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At December 31, 2018 and September 30, 2018, there were options granted to certain employees and independent consultants that when vested convert into 450,000 shares of common stock. At December 31, 2018 and September 30, 2018, there were no convertible notes, warrants available for conversion that if exercised, may dilute future earnings per share.

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

The following table presents assets and liabilities that were measured and recognized at fair value as of December 31, 2018 on a recurring basis:

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

NOTE 3 – ADVANCES RECEIVABLE

On December 17, 2018, the Company advanced $85,000 to a stockholder, non-interest bearing, unsecured, and due for repayment on January 20, 2019. The Company received a payment of $35,000 from the stockholder on January 22, 2019 and the remaining balance of $50,000 remains delinquent. The Company expects to collect in full, the past due balance of $50,000 from the stockholder by March 31, 2019.

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

The following table presents details of our computer software costs as of December 31, 2018 and September 30, 2018:

	Balance at September 30, 2018	Additions	Amortization	Balance at December 31, 2018
Computer Software Costs, net	$30,781	$-	$(3,488)	$27,293

Computer software costs are being amortized on a straight-line basis over their estimated life of three years. Amortization expense for computer software costs was $3,488 and $607 for the three months ended December 31, 2018 and 2017, respectively.

The estimated future amortization expense of computer software costs as of December 31, 2018 is as follows:

Year ending September 30,	Amount
2019	$10,463
2020	13,950
2021	2,880
Total	$27,293

NOTE 5 – ACCOUNTS PAYABLE

Accounts payable at December 31, 2018 and September 30, 2018 totaled $52,081 and $17,226 respectively. Accounts payable at December 31, 2018 consisted of $28,600 payable to a vendor for the cost of the software developed for sale to a customer, $23,481 in legal, accounting and consulting fees payable. Accounts payable at September 30, 2018 totaled $17,226 consisting of $12,603 in consulting fees, $2,025 in legal fees, $2,390 in stock transfer agent fees, and $208 of filing fees.

NOTE 6 – PAYABLE TO AFFILIATES

The Company has received an advance of $14,500 and $500 from a director for its working capital needs as of December 31, 2018 and September 30, 2018, respectively (NOTE 7).

The Company has received advances for its working capital needs from an affiliate in which its Chief Executive Officer is also a director in such entity (NOTE 7). The advance received is non-interest bearing, unsecured and payable on demand is summarized as follows.

	Balance December 31, 2018	Balance September 30,2018
	(Unaudited)
Payable to affiliate	$98,837	$98,837
Total	$98,837	$98,837

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company received an advance of $14,500 and $500 from a director for its working capital needs as of December 31, 2018 and September 30, 2018, respectively. Funds advanced to the Company by the director are non-interest bearing, unsecured and due on demand (NOTE 6).

The Company has received advances of $98,837 as of December 31, 2018 and September 30, 2018, respectively, for its working capital needs from an affiliate in which the Company’s Chief Executive Officer holds the position of director in such entity (NOTE 6).

On November 20, 2017, the Company sold ten (10) naturopathic learning management system and modules for $29,000 to an entity solely owned by a director of the Company. The Company received the payment in full of $29,000 on December 21, 2017. The Company recorded $2,417 as revenues earned for each of the three months ended December 31, 2018 and 2017, and $18,281 and $20,697 as deferred revenues at December 31, 2018 and September 30, 2018, respectively.

On December 11, 2017, the Company sold twenty (20) naturopathic learning management systems and modules for $50,000 to an entity in which the Company Chief Executive Officer holds the position of director in such entity. The Company received the payment of $50,000 on December 28, 2017. The Company recorded $4,167 as revenues earned for each of the three months ended December 31, 2018 and 2017, and $32,477 and $36,644 as deferred revenues at December 31, 2018 and September 30, 2018, respectively.

NOTE 8 – NOTE PAYABLE

Note payable consist of:

	December 31, 2018	September 30, 2018
	(Unaudited)
Note payable - GHS Investments, Inc.	$40,000	$40,000
Total	40,000	40,000

Current portion	$40,000	$40,000

On June 5, 2018, the Company entered into an Equity Financing Agreement and Registration Rights Agreement with GHS Investments Inc. (“GHS”) pursuant to which GHS agreed to purchase up to $20,000,000 in shares of Company common stock. The obligations of GHS to purchase the shares of Company common stock are subject to the conditions set forth in the Equity Financing Agreement, including, without limitation, the condition that a registration statement on Form S-1 registering the shares of Company common stock to be sold to GHS be filed with the Securities and Exchange Commission and become effective. The Registration Rights Agreement provides that the Company shall use commercially reasonable efforts to file the registration statement within 30 days after the date of the Registration Rights Agreement and have the registration statement become effective within 90 days after it is filed. In connection with the Equity Financing Agreement, the Company executed a promissory note in the principal amount of $40,000 (the “Note”) as payment of the commitment fee for the Equity Financing Agreement. The Note bears interest at the rate of 8% and must be repaid on or before March 5, 2019. The Company has recorded the interest expense of $807 on the principal balance of $40,000 for the three months ended as of December 31, 2018. Accrued interest on the Note amounted to $1,832 and $1,026 at December 31, 2018 and September 30, 2018, respectively.

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

NOTE 10: STOCKHOLDERS’ DEFICIT

The Company’s capitalization at December 31, 2018 was 500,000,000 authorized common shares with a par value of $0.001 per share.

Common Stock

On December 3, 2018, the Company agreed to purchase 51% of the issued and outstanding capital stock of Prema Life Pty Ltd and 60% of the issued and outstanding capital stock of GGLG Properties PTY Ltd, collectively in exchange for 304,500 shares of the Company’s common stock valued at $1,218,000 based on the fair value of the common stock on the closing date. On December 28, 2018, the parties mutually agreed to extend the closing of the purchase transaction on January 1, 2019. The Company issued 304,500 shares of its common stock on December 3, 2018 in good faith for consummating the purchase. The Company has recorded the fair value of the common stock issued as stock subscriptions receivable at December 31, 2018.

As a result of all common stock issuances, the Company had 161,859,500 shares and 161,555,000 shares of common stock issued and outstanding at December 31, 2018 and September 30, 2018, respectively.

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

On May 30, 2018, the Board granted stock options under the 2018 Plan to two directors, an officer and an employee, and three independent consultants to purchase up to 450,000 shares of common stock with a five-year term. The stock options vested immediately upon the issuance date. The exercise price of the stock options to purchase common stock was at $1.50 per share, and the option to purchase common stock expires on May 30, 2023. At December 31, 2018 and September 30, 2018, the Company recorded 450,000 stock options pursuant to 2018 Plan to purchase shares of common stock.

NOTE 11 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through February 14, 2019, the date the financial statements were available to be issued, noting no new transactions that would require additional disclosure.

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

Natural Health Farm Holdings Inc., incorporated in the State of Nevada on July 10, 2014 (inception date), has developed and launched itself into the healthcare industry. The Company has plans to provide through its subsidiaries, retail nutritional supplements, organic foods, personal care, and other health care products. We are currently providing nutritional consulting services by offering a web based naturopathic learning management system that allows distributors, chiropractors and consumers to educate users with the health products related to various illnesses, and how our educational platform could be used to improve their general wellbeing.

From inception, through the date of this quarterly report, we reported revenues and incurred expenses and accumulated operating losses, as part of our development activities. We recorded a net profit of $46,142 for the three months ended December 31, 2018, working capital deficiency of $207,491, and an accumulated deficit of $1,199,536 at December 31, 2018.

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

Results of Operations

Our results of operations for the three months ended December 31, 2018 and 2017 included the operations of the Company. We reported a net profit of $46,142 and a loss of $17,078 applicable to the Company’s common stockholders for the three months ended December 31, 2018 and 2017, respectively.

Revenue and Cost of Goods Sold

For the three months ended December 31, 2018 and 2017, we recorded total revenues of $121,750 ($6,583 from related parties and $115,167 from third parties) and $1,999 from related party, respectively. Revenues recorded were from licensing fees and other software related revenues relating to web-based naturopathic learning management system and training provided to four customers. Cost of goods sold recorded represents the amortization cost of the web-based software purchased from a third party and cost incurred in developing software for licensing to the customers for the three months ended December 31, 2018 and 2017, respectively. Cost of goods sold recorded was $28,488 and $607, for the three months ended December 31, 2018 and 2017, respectively.

Operating Expenses

Operating expenses for the three months ended December 31, 2018 and 2017 were $46,313 and $18,470, respectively. Operating expenses for the three months ended December 31, 2018 consisted of the Company recording consulting fees of $26,627 payable to consultants and business advisors for services, $12,995 in legal and filing fees, $4,750 in audit fees and $1,941 in other general and administrative expenses. Operating expenses for the three months ended December 31, 2017 totaled $18,470, consisting of $15,565 in fees paid to professional consultants and business advisors for services and $2,905 in legal, filing fees and audit fees.

Liquidity and Capital Resources

Cash and cash equivalents were $13,044 at December 31, 2018 as compared to $9,202 at September 30, 2018. As reported in the accompanying financial statements, we recorded a net profit of $46,142 for the three months ended December 31, 2018. Our working capital deficit and accumulated deficit at December 31, 2018 was $207,491 and $1,199,536, respectively. These factors and our ability to raise additional capital to accomplish our objectives, raises doubt about our ability to continue as a going concern. We expect our expenses will continue to increase during the foreseeable future as a result of increased operational expenses and the development of our current business operations. We anticipate generating only minimal revenues over the next twelve months. Consequently, we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.

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

Operating Activities

Net cash flows provided by operating activities for the three months ended December 31, 2018 was $74,842 which resulted primarily from our net profit of $46,142, amortization of computer software costs of $3,488, and a net change in operating assets of $25,212. Net cash flows provided by operating activities for the three months ended December 31, 2017 was $69,922 resulted due to the net loss of $17,078, amortization of computer software costs of $607, and a net change in operating liabilities of $86,393.

Investing Activities:

Net cash flows used in investing activities for the three months ended December 31, 2018 was primarily due to the purchase of web-based computer software of $25,000. Net cash flows used in investing activities for the three months ended December 31, 2017 was due to purchase of computer software of $21,850.

Financing Activities

Net cash flows used in financing activities for the three months ended December 31, 2018 was $71,000, consisting of $14,000 in cash proceeds received from a director for our working capital needs, $85,000 cash advanced to a stockholder as a short-term loan. Net cash flows provided by financing activities for the three months ended December 31, 2017 was $21,270 primarily due to $20,770 in cash proceeds received from an affiliate for our working capital needs, and a cash advance of $500 received from a director to open our bank account.

As a result of the above activities, we experienced a net increase in cash of $3,842 for the three months ended December 31, 2018, and a net increase of $69,342 for the three months ended December 31, 2017, respectively. We expect that working capital will continue to be funded through a combination of our existing sales and further issuance of securities or obtaining financing. Our ability to continue as a going concern is still dependent on our success in obtaining additional financing from investors or from sale of our common shares.

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

While our significant accounting policies are described in more details in Note 2 of our annual financial statements included in our Annual Report filed with the SEC on December 28, 2018, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2018 were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The term “disclosure controls and procedures,” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Notwithstanding the identified material weaknesses, management believes the financial statements included in this quarterly report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the three months ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1.	Legal Proceedings.

We are not a party to any legal proceedings.

Item 1A.	Risk Factors.

Not Applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On December 3, 2018, the Company agreed to purchase 51% of the issued and outstanding capital stock of Prema Life Pty Ltd and 60% of the issued and outstanding capital stock of GGLG Properties PTY Ltd, collectively in exchange for 304,500 shares of the Company’s common stock. On December 28, 2018, the parties mutually agreed to extend the closing date of the purchase transaction on January 1, 2019. The Company issued 304,500 shares of its common stock on December 3, 2018 in good faith for consummating the purchase.

All of the securities set forth above were issued pursuant to exemptions from registration under Section 4(2) and/or Reg. S of the Securities Act of 1933, as amended, as transactions by an issuer not involving any public offering. No general advertising or solicitation was used. All issued securities were affixed with appropriate legends restricting sales and transfers.

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

Natural Health Farm Holdings Inc.

Date: February 14, 2019	/s/ Tee Chuen Meng
Tee Chuen Meng, President (Principal Executive Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Item

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

