Form 10-Q
period 2019-03-31
NATURAL HEALTH FARM HOLDINGS INC
filed 2019-05-16
CIK 1621697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	NHEL	OTC Markets Group

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding at May 15, 2019 was 162,278,405.

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

PART I.

Item 1. Financial Statements.

NATURAL HEALTH FARM HOLDINGS INC.

CONDENSED BALANCE SHEETS

	March 31, 2019	September 30, 2018
ASSETS	(Unaudited)	(Restated)
Current Assets
Cash and cash equivalents	$1,255,178	$439,846
Account receivables – third parties	207,993	105,018
Account receivables – related parties	130,316	226,548
Other receivables and deposits	208,452	95,569
Inventories	512,792	-
Tax assets	8,112	5,463
Total Current Assets	2,322,843	872,444

Property, plant and equipment, net	$777,486	$159,146
Goodwill	1,118,843	-

Total Non-Current Assets	1,896,329	159,146

Total Assets	$4,219,172	$1,031,590

LIABILITIES AND EQUITY

Current Liabilities
Accounts payable	$197,040	$69,805
Accrued expense	591,457	38,499
Payable to affiliate	653,346	311,337
Deferred revenue – third parties	38,361	48,694
Deferred revenue – related parties	44,174	57,341
Short term borrowings	539,326	40,000
Advances from directors	9,745	11,210
Total Current Liabilities	2,073,449	576,886

Deferred tax liabilities – Non-Current liabilities	$6,912	$6,817
Total Liabilities	2,080,361	583,703

Equity
Common Stock, $0.001 par value, 500,000,000 shares authorized, 162,177,000 shares and 161,555,000 shares issued and outstanding at March 31, 2019 and September 30, 2018, respectively	$162,278	$161,555
Additional Paid in Capital	2,562 ,782	857,783
Accumulated deficit	(1,097,418)	(1,071,993)
Foreign currency translation reserve	(2,285)	(16,758)
Merger reserve	517,300	517,300
Total equity attributable to owners of the Company	2,142,657	447,887

Non-controlling interests	$(3,846)	$-
Total Equity	2,138,811	447,887

Total Liabilities and Equity	$4,219,172	$1,031,590

The accompanying notes are an integral part of these unaudited condensed financial statements.

NATURAL HEALTH FARM HOLDINGS INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2019	2018	2019	2018
		(Restated)		(Restated)
Revenues – related parties	$149,730	$213,659	$314,538	$215,658
Revenues – third parties	375,130	4,865	492,503	4,865
Total Revenues	524,860	218,524	807,041	220,523

Cost of Goods Sold	(217,365)	(120,494)	(339,942)	(121,100)

Gross Profit	307,495	98,030	467,099	99,423

Operating Expenses:
Consulting fees	(47,424)	(20,050)	(74,051)	(35,614)
Legal and filing fees	(32,870)	(20,810)	(45,865)	(23,715)
Other general and administrative	(366,654)	(70,582)	(410,687)	(70,582)
Total Operating and Administrative Expenses	(446,948)	(111,442)	(530,603)	(129,911)

Loss from Operations	(139,453)	(13,412)	(63,504)	(30,488)

Other income	1,109	606	3,492	606
Finance costs	(7,426)	-	(8,233)	-

Loss Before Provision For Income Tax	(145,770)	(12,806)	(68,245)	(29,882)

Provision for income tax	-	-	-	-

Net Loss	$(145,770)	$(12,806)	$(68,245)	$(29,882)

Other comprehensive income

Foreign currency translation differences	14,830	5,863	14,830	5,863

Total comprehensive expense for the period	$(130,940)	$(6,943)	$(53,415)	$(24,019)

Loss attributable to:
Owners of the Company	(102,950)	(12,806)	(25,425)	(29,882)
Non-controlling interests	(42,820)	-	(42,820)	-
Loss for the period	$(145,770)	$(12,806)	$(68,245)	$(29,882)

Total comprehensive expense attributable to:
Owners of the Company	(88,477)	(6,943)	(10,952)	(24,019)
Non-controlling interests	(42,463)	-	(42,463)	-
Total comprehensive expense for the period	$(130,940)	$(6,943)	$(53,415)	$(24,019)

Basic and Dilutive Net Loss Per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding - Basic and Diluted	162,278,405	150,794,444	162,278,405	150,468,681

The accompanying notes are an integral part of these unaudited condensed financial statements.

NATURAL HEALTH FARM HOLDINGS INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended March 31,
	2019	2018
Cash Flows from Operating Activities:		(Restated)
Net Loss	$(68,245)	$(29,882)
Adjustment to reconcile net loss to net cash (used in) provided by operating activities
Amortization of property, plant and equipment	67,879	4,094
Changes in operating assets and liabilities
Account receivables	68,093	(237,721)
Account payables	(164,113)	488,783
Inventories	(94,898)	-

Net Cash Flows (Used in) Provided by Operating Activities	(191,284)	225,274

Cash Flows from Investing Activities
Purchase of plant and equipment	-	(49,551)
Acquisition of subsidiaries, net of cash and cash equivalents acquired	(1,196,967)	-
Cash inflows from merger and acquisition, net	-	277,180
Net Cash Flows (Used in) Provided by Investing Activities	(1,196,967)	227,629

Cash Flows from Financing Activities
(Payment to) Advances from directors	(1,465)	11,313
Drawdowns of short term borrowings, net	499,326	-
Proceeds from issuance of shares	1,705,722	-

Net Cash Flows Provided by Financing Activities	2,203,583	11,313

Net Increase in Cash and Cash Equivalents	815,332	464,216

Cash and Cash Equivalents, Beginning of the Period	439,846	-

Cash and Cash Equivalents, End of the Period	$1,255,178	$464,216

Supplemental Disclosures of Cash Flow Information:
Cash paid for Income Taxes	$-	$-
Cash paid for Interest	$(14,361)	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

NATURAL HEALTH FARM HOLDINGS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(UNAUDITED)

NOTE 1 – NATURE OF OPERATIONS, BASIS OF PRESENTATION AND GOING CONCERN

Natural Health Farm Holdings Inc. (the “Company”, “We”, “Its”, and “NHEL”) was incorporated under the laws of the State of Nevada on July 10, 2014 (Inception date). The Company has developed web-based business and launched itself into the healthcare industry. The Company has plans to provide through its subsidiaries, retail nutritional supplements, organic foods, personal care, and other health care products. The company has positioned itself to be a fully integrated nutraceutical biotechnology company offering products and related services through healthcare practitioners and direct-to-consumers. The company now owns a research & development laboratory in Malaysia, franchisee management services company and an Australia manufacturing facility producing practitioner only naturopathic and homeopathic medicines.

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

On January 31, 2018, the company acquired the total outstanding share of NHF International Limited at at nominal value. Upon the completion of the acquisition, its subsidiaries, both Natural Tech R&D Sdn Bhd and NHF Management & Business Sdn Bhd become wholly subsidiaries of the Group. As this transaction is business combination under common control, as deliberated and determined by Directors of the Company, difference between purchase considerations and net tangible assets acquired is recorded in merger reserves which amounted to $517,300. Natural Tech R&D Sdn Bhd, a BioNexus Status Company in Malaysia, specializes in research and development, cultivation, extraction and commercialization of nutraceuticals based on medicinal fungi and NHF Management & Business Sdn Bhd, providing franchisee management services and consultation, such as point-of-sales system, resources, branding and marketing.

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

The corporate structure is depicted below:

Basis of Presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at March 31, 2019, and the results of operations for three months and six months ended March 31, 2019, and cash flows for the six months ended March 31, 2019 and 2018. The balance sheet as of September 30, 2017 is derived from the Company’s audited financial statements.

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

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated small revenues and has sustained cumulative operating losses since July 10, 2014 (Inception Date) to date and allow it to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and affiliates, the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitable operations. The Company recorded a net loss of $68,245 from October 1, 2018 to March 31, 2019, with net cash out flows in operating activities of $191,284 and has an accumulated deficit of $1,097,418 as of March 31, 2019.

These factors, among others, raise a substantial doubt regarding the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying consolidated financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company had a cash balance of $1,255,178 at March 31, 2019 and $439,846 at September 30, 2018, respectively.

Property, Plant and Equipment

Property, plant and equipment costs include direct costs incurred for purchase of fixed assets and payments made to independent suppliers. The Company accounts for property, plant and equipment costs in accordance with the FASB guidance for the costs of property, plant and equipment to be sold, leased, or otherwise marketed (“ASC Subtopic 985-20”). As for the computer software costs, they are capitalized once the technological feasibility of a product is established and such costs are determined to be recoverable. Technological feasibility of a product encompasses technical design documentation and integration documentation, or the completed and tested product design and working model. Computer software costs are capitalized once technological feasibility of a product is established and such costs are determined to be recoverable against future revenues. Technological feasibility is evaluated on a project-by-project basis. Amounts related to computer software development that are not capitalized are charged immediately to the appropriate expense account. Amounts that are considered ‘research and development’ that are not capitalized are immediately charged to engineering, research, and development expense. Capitalized costs for those products that are cancelled or abandoned are charged to product development expense in the period of cancellation.

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

Through our subsidiaries, Natural Tech R&D Sdn Bhd and Prema Life Pty Ltd, we generate revenue from distributing health supplements，naturopathic medicines and other health food products. Prema Life Pty Ltd also manufactured goods and packaging for contract clients.

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company does not have the cash balances in excess of Federal Deposit Insurance Corporation limit at March 31, 2019 and September 30, 2018, respectively.

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

Earnings (Loss) Per Common Share

The Company computes net earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted net earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible note and preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At March 31, 2019 and September 30, 2018, there were no convertible notes, options or warrants available for conversion that if exercised, may dilute future earnings per share.

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

Fair value of Financial Instruments and Fair Value Measurements (Continued)

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

The following table presents assets and liabilities that were measured and recognized at fair value as of March 31, 2019 on a recurring basis:

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

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

The amount capitalized include direct costs and incidental costs incurred in developing the software purchased from the third party.

The following table presents details of our property, plant and equipment costs as of March 31, 2019 and September 30, 2018:

	Balance at September 30, 2018	Additions through acquisition of subsidiaries	Amortization	Balance at March 31, 2019

Property, plant and equipment, net	$159,146	$686,219	$(67,879)	$777,486

Property, plant and equipment costs are being amortized on a straight-line basis over their estimated lives.

The future amortization expense of property, plant and equipment costs as of March 31, 2019 are to be recorded in accordance with their estimated useful lives.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable at March 31, 2019 and September 30, 2018 totaled $197,040 and $69,805, respectively. While the accrued expenses at March 31, 2019 and September 30, 2018 totaled $591,457 and 38,499, respectively.

NOTE 5 – PAYABLE TO AFFILIATES AND DRAWDOWNS OF SHORT TERM BORROWINGS

The Company has paid $1,465 previously advanced from a director for its working capital (see NOTE 6).

The Company was granted short term borrowings from financial institutions for its working capital needs. The short term borrowings received is interest bearing as summarized below:

	Balance March 31, 2019	Balance September 30, 2018
	(Unaudited)	(Restated)
Short term borrowings	$539,326	$40,000
Total	$539,326	$40,000

On February 15, 2019, the Company executed a convertible promissory note with Power Up Lending Group LTD (the “Power Up”), an unrelated-party, the sum of $138,888 together with any interest as set forth herein, on February 15, 2020 (the “Maturity Date”), and to pay interest on the unpaid principal balance hereof at the rate of eight percent (8%)(the “Interest Rate”) per annum from the date hereof (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The total consideration received against the Note was $138,888, with the Note bearing $500 as a due diligence fee and $2,500 for legal expenses.

On March 12, 2019, , the Company executed another convertible promissory note with Power Up Lending Group LTD (the “Power Up”), the sum of $128,000 together with any interest as set forth herein, on March 12, 2020 (the “Maturity Date”), and to pay interest on the unpaid principal balance hereof at the rate of eight percent (8%)(the “Interest Rate”) per annum from the date hereof (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The total consideration received against the Note was $128,000, with the Note bearing $500 as a due diligence fee and $2,500 for legal expenses.

On March 12, 2019, the Company executed a convertible promissory note with Labrys Fund, LP (the “Labrys”), an unrelated-party, a sum of up to $850,000, bearing an interest rate of 12%, per annum from the date hereof (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise as provided herein. The maturity date of each tranche funded under this convertible promissory note shall be six (6) months from the funding date of the respective tranche (each a “Maturity Date”). The consideration to the Company for this Note is up to $765,000.00 (the “Consideration”) and carries a prorated original issue discount of up to $85,000.00 (the “OID”) Total consideration received of the first tranche was $126,000, including $3,000 for legal expenses. At the closing of the First Tranche, the outstanding principal amount under this Note shall be $140,000.00, consisting of the First Tranche plus the prorated portion of the OID. In connection with the funding of the First Tranche of the Note, the Company shall issue to Labrys, as a commitment fee, 92,105 shares of its common stock (the “First Returnable Shares”), as further provided in the Note, as well as to issue 15,000 shares (the “Commitment Shares”) to Labrys on the Closing Date, as a commitment fee.

On March 19, 2019, the Company executed a convertible promissory note with Auctus Fund, LLC (the “Auctus”), an unrelated-party, a sum of $350,000, together with any interest as set forth herein, on December 19, 2019 (the “Maturity Date”), and to pay interest on the unpaid principal balance hereof at the rate of twelve percent (12%) (the “Interest Rate”) per annum from the date hereof (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. ). The total consideration received against the Note was $350,000, with the Note bearing $35,000 as a due diligence fee and $2,750 for legal expenses. In connection with the funding of the Note, the Company shall issue to Auctus on the Closing Date, as a commitment fee, 35,000 shares of the Company’s common stock (the “Commitment Shares”), as well as 175,000 shares of its common stock (the “Returnable Shares”, as further provided in the Note). The Returnable Shares and Commitment Shares shall be deemed earned in full as of the Closing Date.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the financial period under review, the Company paid an amount of $9,745 to the directors of the Company as of March 31, 2019, whilst received an advances of $11,210 from directors for its working capital needs as of September 30, 2018, respectively. Funds advanced to the Company by the director are non-interest bearing, unsecured and due on demand.

The Company has received advances for its working capital needs from an affiliate in which the Company’s Chief Executive Officer holds the position of director in such entity (see NOTE 5).

As for the sales to related parties, the amounts are disclosed on Condensed Statements Of Operations (PAGE 2).

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

Contingent liabilities that are probable to arise from the recent legal related to the company’s subsidiary Prema Life Pty Ltd, the details are disclosed on Part II, Item 1. Legal Proceedings (Page 16).

NOTE 8: STOCKHOLDERS’ DEFICIT

The Company’s capitalization at March 31, 2019 was 500,000,000 authorized common shares with a par value of $0.001 per share.

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

On March 12, 2019, the Company executed a convertible promissory note with Labrys Fund, LP (the “Labrys”). In connection with the funding of the First Tranche of the Note, the Company shall issue to Labrys, as a commitment fee, 92,105 shares of its common stock (the “First Returnable Shares”), as further provided in the Note, as well as to issue 15,000 shares (the “Commitment Shares”) to Labrys on the Closing Date, as a commitment fee.

On March 19, 2019, the Company executed a convertible promissory note with Auctus Fund, LLC (the “Auctus”). In connection with the funding of the Note, the Company shall issue to Auctus on the Closing Date, as a commitment fee, 35,000 shares of the Company’s common stock (the “Commitment Shares”), as well as 175,000 shares of its common stock (the “Returnable Shares”, as further provided in the Note). The Returnable Shares and Commitment Shares shall be deemed earned in full as of the Closing Date.

On March 20, 2019, the company executed a convertible promissory note with EMA Financial, LLC (the “EMA”). In connection with the funding of the First Tranche of the Note, the Company shall issue to EMA, 15,000 shares of restricted common stock as a commitment fee the “Commitment Shares”), as well as 86,800 shares of restricted common stock (the “Returnable Shares”), as further provided in the Note). In the event the Company fails to redeem the tranche by its maturity date the Returnable Shares shall not be returned to the Company

As a result of all common stock issuances, the Company had 162,278,405 shares and 161,555,000 shares of common stock issued and outstanding at March 31, 2019 and September 30, 2018, respectively.

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through May 15, 2019, the date the financial statements were available to be issued, noting no items that would impact the accounting for events or transactions in the current period or require additional disclosure.

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

Natural Health Farm Holdings Inc., incorporated in the State of Nevada on July 10, 2014 (inception date), has developed and launched itself into the healthcare industry. The company started as a nutritional consulting service provider by offering a web based naturopathic learning management system that allows distributors, chiropractors and consumers to be educated on health-related aspects of various diseases. The company has positioned itself to be a fully integrated nutraceutical biotechnology company offering products and related services through healthcare practitioners and direct-to-consumers. The company now owns a research & development laboratory in Malaysia, franchisee management services company and an Australia manufacturing facility producing practitioner only naturopathic and homeopathic medicines.

On January 31, 2018, the company acquired the total outstanding share of NHF International Limited at at nominal value. Upon the completion of the acquisition, its subsidiaries, both Natural Tech R&D Sdn Bhd and NHF Management & Business Sdn Bhd become wholly subsidiaries of the Group. As this transaction is business combination under common control, as deliberated and determined by Directors of the Company, difference between purchase considerations and net tangible assets acquired is recorded in merger reserves which amounted to $517,300. Natural Tech R&D Sdn Bhd, a BioNexus Status Company in Malaysia, specializes in research and development, cultivation, extraction and commercialization of nutraceuticals based on medicinal fungi and NHF Management & Business Sdn Bhd, providing franchisee management services and consultation, such as point-of-sales system, resources, branding and marketing.

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

Prema Life Pty Ltd is a manufacturer and supplier of functional foods, vitamins and supplements, of practitioner only naturopathic and homeopathic medicines in Australia. The Company hosts regular educational webinars and seminars for practitioners to learn about the natural products. The Company operates from a Hazard Analysis and Critical Control Point (“HACCP”) certified manufacturing facility and has the capacity to produce a wide range of powder and liquid products to requirements.

GGLG Properties Pty Ltd. owns industrial property and factory at Brendale in Brisbane, Queensland, Australia. The Company leases this property to Prema Life Pty Ltd, and incurs costs in connection with owning and maintaining that property and recovers these costs through rental charges and rental recoveries pursuant to a long-term lease.

From inception, through the date of this quarterly report, we reported revenues and incurred expenses and accumulated operating losses, as part of our development activities. We recorded a net loss of $68,245 for the six months ended March 31, 2019, an accumulated deficit of $1,097,418 at March 31, 2019.

We anticipate that we will need substantial working capital over the next 12 months to continue as a going concern and to expand our business. Our independent auditors have expressed substantial doubt as to the ability of the Company to continue as a going concern. We intend to make an equity offering of our common stock for the acquisition and operation expenses. If we cannot raise the required cash, we will issue additional shares of our common stock in lieu of cash

Restatement of financial result

The company will be restating its previously reported consolidated financial statements as at and for the years ended September 30, 2018 and all related disclosures, as well as the interim filing of three months ended December 31, 2018. The restatement of the company’s consolidated financial statements followed an internal review of the company’s consolidated financial statements and accounting records that inadvertently excluded the financials reporting for NHF International Limited and its subsidiaries, Natural Tech R&D Sdn Bhd and NHF Management & Business Sdn Bhd. That review identified an understatement of the consolidated net assets and the periodic consolidated earnings of the company. The Company has presented the restated consolidated financial statements in this Quarterly Report Form 10-Q, and will be submitting an amendment to the Annual Report From 10-K for the year ended September 30, 2018.

Results of Operations

Our results of operations for the three months ended March 31, 2019 and 2018 included the operations of the Company, NHF International and its subsidiaries as a common control situation, and both Prema Life Pty Ltd and GGLG Properties Pty Ltd from January 1, 2019.

For the three months ended March 31, 2019 and 2018, we recorded total revenues of $524,860 ($149,730 from related parties and $375,131 from third parties) and $218,524 ($213,659 from related parties and $4,865 from third parties) respectively. Revenues recorded were earned by supplying manufactured goods, providing laboratory testing services and providing franchisee and marketing consultation. Cost of goods sold recorded was $217,365 and $120,494, for the three months ended March 31, 2019 and 2018, respectively.

Operating expenses for the three months ended March 31, 2019 and 2018 were $446,948 and $111,442, respectively. Operating expenses for the three months ended March 31, 2019 consisted of the Company recording consulting fees of $47,424 payable to consultants and business advisors for services, $32,870 in legal and filing fees, and $366,654 in other general and administrative expenses. Operating expenses for the three months ended March 31, 2018 totaled $111,442, consisting of $20,050 in fees paid to professional consultants and business advisors for services, $20,810 in legal, filing fees and $70,582 in other general and administrative expenses.

As a result of the above, we reported a net loss of $145,770 and a net loss of $12,806 for the three months ended March 31, 2019 and 2018. The net loss for the three months ended March 31, 2019 resulted primarily due to operation expenses from its subsidiaries, other than the incurring legal and filing fees, hiring third party consultants for providing business and advisory services to the Company. Our results of operations for the six months ended March 31, 2019 and 2018 included the operations of the Company. We reported a net loss of $68,245 and a net loss of $29,882 for the six months ended March 31, 2019 and 2018.

Liquidity and Capital Resources

Cash and cash equivalents were $1,255,178 at March 31, 2019 as compared to $439,846 at September 30, 2018. As reported in the accompanying financial statements, we recorded a net loss of $145,770 for the three months ended March 31, 2019. Our accumulated deficit at March 31, 2019 was $1,097,418. These factors and our ability to raise additional capital to accomplish our objectives, raises doubt about our ability to continue as a going concern. We expect our expenses will continue to increase during the foreseeable future as a result of increased operational expenses and the development of our current business operations. Consequently, we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.

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

Operating Activities

Net cash flows provided by operating activities for the six months ended March 31, 2019 was a negative $191,284 which resulted primarily from our net loss of $68,245, depreciation costs of $67,879, and a net change in operating assets of a negative $190,918. Net cash flows provided by operating activities for the six months ended March 31, 2018 was $225,274 resulted due to the net loss of $29,882, depreciation costs of $4,094, and a net change in operating liabilities of $251,063.

Investing Activities:

Net cash flows used in investing activities for the six months ended March 31, 2019 was primarily due to the acquisition of Prema Life Pty Ltd and GGLG Properties Pty Ltd of $1,196,967. Net cash flows used in investing activities for the six months ended March 31, 2018 was $227,629, due to purchase of computer software of $49,551 and cash inflow of $227,180 from NHF International Limited and its subsidiaries.

Financing Activities

Net cash flows used in financing activities for the six months ended March 31, 2019 was $2,203,583, consisting of repayment of advances from Directors $1,465, drawdowns of short term borrowings $499,326 and proceeds from issuance of shares $1,705,722. Net cash flows provided by financing activities for the six months ended March 31, 2018 was $11,313 primarily due cash advance received from company directors for working capital needs.

As a result of the above activities, we experienced a net increase in cash of $1,255,178 for the six months ended March 31, 2019, and a net increase of $464,216 for the six months ended March 31, 2018, respectively. We expect that working capital will continue to be funded through a combination of our existing sales and further issuance of securities or obtaining financing. Our ability to continue as a going concern is still dependent on our success in obtaining additional financing from investors or from sale of our common shares.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the three months ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings.

On 25 January 2019, Craig Popplestone obtained default judgment in Magistrates Court of Queensland proceedings no. M205, M206 and M207 (Magistrates Court Proceedings) against Prema Life Pty Ltd for alleged unpaid invoices. The default judgments were irregularly obtained on the basis that the Uniform Civil Procedure Rules 1999 have not been complied with and Prema Life Pty Ltd was never served with any document filed in the proceedings. On 1 May 2019, Applications were filed in the Magistrates Court Proceedings to seek orders that the Default Judgments be set aside and Mr Popplestone pay the costs of and incidental to the applications. The application are listed to be heard by the Magistrates Court on 21 June 2019. Prema Life Pty Ltd has a defence to the proceeding on the basis that the parties entered into a Deed of Release in respect of the debt and accordingly, no debt is owed by Prema Life Pty Ltd to Mr Popplestone.

On 11 March 2019, Mr Popplestone served a statutory demand on Prema Life Pty Ltd demanding payment of Australian Dollar 49,733 (approximately $34,500),the amount owed pursuant to the default judgments awarded in the Magistrates Court Proceedings. On 1 April 2019, Prema Life Pty Ltd filed an application in the Supreme Court of Queensland proceeding no. 3472 of 2019 seeking to have the statutory demand set aside due to the statutory demand being defective and on the basis that there is a genuine dispute about the nature of the debt. The proceeding has been adjourned to a date to be agreed to by the parties post the hearing of the application to have the default judgments obtained in the Magistrates Court Proceedings set aside as once these default judgments are set aside there will be no debt able to be relied upon by Mr Popplestone for the purpose of the statutory demand.

Item 1A.	Risk Factors.

Not Applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On March 12, 2019, the Company executed a convertible promissory note with Labrys Fund, LP (the “Labrys”). In connection with the funding of the First Tranche of the Note, the Company shall issue to Labrys, as a commitment fee, 92,105 shares of its common stock (the “First Returnable Shares”), as further provided in the Note, as well as to issue 15,000 shares (the “Commitment Shares”) to Labrys on the Closing Date, as a commitment fee.

On March 19, 2019, the Company executed a convertible promissory note with Auctus Fund, LLC (the “Auctus”). In connection with the funding of the Note, the Company shall issue to Auctus on the Closing Date, as a commitment fee, 35,000 shares of the Company’s common stock (the “Commitment Shares”), as well as 175,000 shares of its common stock (the “Returnable Shares”, as further provided in the Note). The Returnable Shares and Commitment Shares shall be deemed earned in full as of the Closing Date.

On March 20, 2019, the company executed a convertible promissory note with EMA Financial, LLC (the “EMA”). In connection with the funding of the First Tranche of the Note, the Company shall issue to EMA, 15,000 shares of restricted common stock as a commitment fee the “Commitment Shares”), as well as 86,800 shares of restricted common stock (the “Returnable Shares”), as further provided in the Note). In the event the Company fails to redeem the tranche by its maturity date the Returnable Shares shall not be returned to the Company.

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

Natural Health Farm Holdings Inc.

Date: May 15, 2019	/s/ Tee Chuen Meng
Tee Chuen Meng, President (Principal Executive Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Item

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

