Form 10-Q/A
period 2018-03-31
NATURAL HEALTH FARM HOLDINGS INC
filed 2019-06-20
CIK 1621697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

100 Challenger Road, Suite 831

Ridgefield, NJ 07660

(Address of principal executive offices)

(424) 354-4973

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

Explanatory Note

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q of Natural Health Farm Holdings Inc. for the period ended March 31, 2018, originally filed with the Securities and Exchange Commission on May 14, 2018 (the “Form 10-Q”), is to restate its previously reported consolidated financial statements as at March 31, 2018. The restatement of the company’s consolidated financial statements followed an internal review of the company’s consolidated financial statements and accounting records that inadvertently excluded the financials reporting for NHF International Limited and its subsidiaries, Natural Tech R&D Sdn Bhd and NHF Management & Business Sdn Bhd. This restatement has presented the periodic consolidated earnings of the company as a group.

The following sections in the Original Filing are revised in this Form 10-Q/A, solely as a result of, and to reflect, the restatement:

Part I - Item 1 - Financial Statements

Part I - Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II - Item 6 – Exhibits

Subsequent to the filing of this Quarterly Report on Form 10-Q/A we expect to file the amended Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2018 and the Annual Report on Form 10-K for the year ended September 30, 2018 and the quarterly periods ended December 31, 2018 and March 31, 2019. These reports will include restatement of the consolidated financial statements (and related disclosures) for the periods described therein, as set forth in those reports.

No other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

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

PART I.

Item 1. Financial Statements.

NATURAL HEALTH FARM HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018	September 30, 2017
ASSETS	(Unaudited & Restated)	(Audited)

Current Assets
Cash and cash equivalents	$464,216	$-
Account receivables	392,255	-

Total Current Assets	856,471	-

Plant & equipment, net	183,086	-

Total Assets	$1,039,557	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Account payables	$77,790	$-
Accrued expense	4,000	2,070
Other payables – related parties	311,338	78,067
Deferred revenue – related parties	70,508	-
Deferred revenue – non-related parties	59,027	-
Advance from director	11,813	-
Total Current Liabilities	534,476	80,137

Deferred tax liabilities	7,302	-

	7,302	-

Total Liabilities	541,778	80,137

Stockholders' Equity
Common Stock, $0.001 par value, 500,000,000 shares authorized, 151,150,000 shares and 150,150,000 shares issued and outstanding at March 31, 2018 and September 30, 2017, respectively	151,150	150,150
Additional Paid in Capital	460,016	(111,821)
Accumulated Deficit	(148,348)	(118,466)
Foreign currency translation reserve	34,961	-
Total Stockholders' Equity	497,779	(80,137)

Total Liabilities and Stockholders' Equity	$1,039,557	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATURAL HEALTH FARM HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2018	2017	2018	2017
	Restated		Restated

Revenues – related parties	$213,659	$-	$215,658	$-
Revenues – third parties	4,865	-	4,865	-
Total Revenues	218,524	-	220,523	-

Cost of Goods Sold	(120,494)	-	(121,100)	-

Gross Profit	98,030	-	99,423	-

Operating Expenses:
Consulting fees	(20,050)	(4,905)	(35,614)	(9,145)
Legal and filing fees	(20,810)	-	(23,715)	-
Other general and administrative	(70,582)	-	(70,582)	-
Total Operating Expenses	(111,442)	(4,905)	(129,911)	(9,145)

Loss from Operations	(13,412)	(4,905)	(30,488)	(9,145)

Other Income	606	-	606	-

Loss Before Provision For Income Tax	(12,806)	(4,905)	(29,882)	(9,145)

Provision for Income Tax	-	-	-	-

Net Loss	$(12,806)	$(4,905)	$(29,882)	$(9,145)

Basic and Dilutive Net Loss Per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding - Basic and Diluted	151,150,000	150,150,000	150,151,000	150,150,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATURAL HEALTH FARM HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended March 31,
	2018	2017
	Restated
Cash Flows from Operating Activities:
Net Loss	$(29,882)	$(9,145)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities
Amortization of computer software costs	4,094	-
Changes in operating assets and liabilities
Account receivables	(237,721)	(4,286)
Account payables	488,283	-
Cash advance from director	11,813	4,905

Net Cash Flows Provided by (Used in) Operating Activities	236,587	(8,526)

Cash Flows from Investing Activities
Purchase of plant & equipment	(49,551)	-
Cash inflows from merger and acquisition, net	277,180

Net Cash Flows Provided by Investing Activities	227,629	-

Cash Flows from Financing Activities
Payable to affiliate	-	8,526

Net Cash Flows Provided by Financing Activities	-	8,526

Net Increase in Cash and Cash Equivalents	464,216	-

Cash and Cash Equivalents, Beginning of the Period	-	-

Cash and Cash Equivalents, End of the Period	$464,216	$-

Supplemental Disclosures of Cash Flow Information:
Cash paid for Income Taxes	$-	$-
Cash paid for Interest	$-	$-

Supplemental disclosures of non-cash investing and financing activities:
Forgiveness of debt by a former director	$-	$9,247

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATURAL HEALTH FARM HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On January 31, 2018, the company acquired the total outstanding share of NHF International Limited at at USD$1. Upon the completion of the acquisition, its subsidiaries, both Natural Tech R&D Sdn Bhd and NHF Management & Business Sdn Bhd become wholly subsidiaries of the Group. As this transaction is business combination under common control, as deliberated and determined by Directors of the Company, difference between purchase considerations and net tangible assets acquired is recorded in merger reserves which amounted to $517,300. Natural Tech R&D Sdn Bhd, a BioNexus Status Company in Malaysia, specializes in research and development, cultivation, extraction and commercialization of nutraceuticals based on medicinal fungi and NHF Management & Business Sdn Bhd, providing franchisee management services and consultation, such as point-of-sales system, resources, branding and marketing.

The corporate structure is depicted below:

Basis of Presentation

The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at March 31, 2018, and the results of operations for three months and six months ended March 31, 2018, and cash flows for the six months ended March 31, 2018 and 2017. The balance sheet as of September 30, 2017 is derived from the Company’s audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these interim condensed consolidated financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto contained in the Company’s September 30, 2017 Annual Report filed with the Securities and Exchange Commission on Form 10-K on December 28, 2017.

Basis of Consolidation

The condensed consolidated financial statements include the accounts of Natural Health Farm Holdings Inc. and all controlled subsidiaries. All intercompany transactions and balances have been eliminated.

The condensed consolidated financial statements as of March 31, 2018 and for the period ended March 31, 2018, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the Company's condensed consolidated financial position, results of operations, statements of comprehensive income, and statements of stockholders' equity and cash flows for all periods presented.

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated small revenues and has sustained cumulative operating losses since July 10, 2014 (Inception Date) to date and allow it to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and affiliates, the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitable operations. The Company recorded a net loss of $12,806 from October 1, 2017 to March 31, 2018 and has an accumulated deficit of $148,348 as of March 31, 2018.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company had a cash balance of $464,216 at March 31, 2018 and $0 at September 30, 2017, respectively.

Equipment Costs

Equipment costs include direct costs incurred for purchase of fixed assets and payments made to independent suppliers. The Company accounts for equipment costs in accordance with the FASB guidance for the costs of equipment to be sold, leased, or otherwise marketed (“ASC Subtopic 985-20”). As for the equipment costs, they are capitalized once the technological feasibility of a product is established and such costs are determined to be recoverable. Technological feasibility of a product encompasses technical design documentation and integration documentation, or the completed and tested product design and working model. Computer software costs are capitalized once technological feasibility of a product is established and such costs are determined to be recoverable against future revenues. Technological feasibility is evaluated on a project-by-project basis. Amounts related to computer software development that are not capitalized are charged immediately to the appropriate expense account. Amounts that are considered ‘research and development’ that are not capitalized are immediately charged to engineering, research, and development expense. Capitalized costs for those products that are cancelled or abandoned are charged to product development expense in the period of cancellation.

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

Through our subsidiary, Natural Tech R&D Sdn Bhd, we generate revenue from the sales of health supplement and other health food products, as well as in providing laboratory analytical testing services. As for NHF Management & Business Sdn Bhd, we generate revenue in providing franchisee management and consultation services to client.

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

The following table presents assets and liabilities that were measured and recognized at fair value as of March 31, 2018 on a recurring basis:

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

NOTE 3 – PLANT & EQUIPMENT

The Company purchased web-based naturopathic learning management system computer software, developed by a third party, to educate users with the health-related products for various illnesses, and how the Company’s learning systems could be used to improve their general wellbeing. The amount capitalized include direct costs incurred in developing the software purchased from the third party.

The following table presents details of our computer software costs as of March 31, 2018 and September 30, 2017:

	Balance at September 30, 2017	Additions and consolidated through merger of subsidiaries	Amortization	Balance at March 31, 2018

Equipment, net	$-	$178,992	$(4,094)	$183,086

Equipment costs are being amortized on a straight-line basis over their estimated lives.

The future amortization expense of equipment costs as of March 31, 2018 are to be recorded in accordance with their estimated useful lives.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Account payables at March 31, 2018 and September 30, 2017 totaled $77,790 and $0, respectively. While the accrued expenses as of March 31, 2018 and September 30, 2017 totaled $4,000 and $2,070, respectively.

NOTE 5 – PAYABLE TO RELATED PARTIES

The Company has received an advance of $11,813 and $4,905 from a director for its working capital needs as of March 31, 2018 and September 30, 2017, respectively (see NOTE 6).

The Company has received advances from an affiliate for its working capital needs from an entity in which its Chief Executive Officer is also a director in such entity (NOTE 6). The advance received is non-interest bearing, unsecured and payable on demand is summarized as follows.

	Balance March 31, 2018	Balance September 30, 2017
	(Unaudited)
Other payables – related parties	$311,338	$78,067
Total	$311,338	$78,067

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company received an advance of $11,813 and $4,905 from a director for its working capital needs as of March 31, 2018 and September 30, 2017, respectively. Funds advanced to the Company by the director are non-interest bearing, unsecured and due on demand (NOTE 5).

The Company has received advances for its working capital needs from an affiliate in which the Company’s Chief Executive Officer holds the position of director in such entity (see NOTE 5).

As for the sales to related parties, the amounts are disclosed on Condensed Consolidated Statements Of Operations (Page 2).

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

NOTE 8 – STOCKHOLDERS’ DEFICIT

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

NOTE 9 – RELATED PARTIES

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

NOTE 10 – RESTATEMENT

On January 31, 2018, the company acquired the total outstanding share of NHF International Limited, an investment holding company, at nominal value. Upon the completion of the acquisition, its subsidiaries, both Natural Tech R&D Sdn Bhd and NHF Management & Business Sdn Bhd, in turn, became wholly-owned subsidiaries of the Company. As this transaction is business combination under common control, as deliberated and determined by Directors of the Company, difference between purchase considerations and net tangible assets acquired is recorded in merger reserves which amounted to $517,300. Natural Tech R&D Sdn Bhd, a BioNexus Status Company in Malaysia, specializes in research and development, cultivation, extraction and commercialization of nutraceuticals based on medicinal fungi and NHF Management & Business Sdn Bhd, providing franchisee management services and consultation, such as point-of-sales system, resources, branding and marketing.

The following balances and amounts in the initial financial statements announced on 11 May 2018 were inadvertently reported on the condensed consolidated balance sheets and condensed consolidated statements of operations. The effects of correction of errors are disclosed as below:

Condensed Consolidated Balance Sheets

	As previously reported	Adjustments arising from merger of subsidiaries	As restated
	$	$	$
Current assets	117,038	739,433	856,471
Non-current assets	37,756	145,330	183,086
Total assets	154,794	884,763	1,039,557

Current liabilities	239,499	294,977	534,476
Non-current liabilities	-	7,302	7,302
Total liabilities	239,499	302,279	541,778

Share Capital	151,150	-	151,150
Reserves	(235,855)	582,484	346,629
Total equity	(84,705)	582,484	497,779

Condensed Consolidated Statement of Operations For the Six Months Ended March 31, 2018

	As previously reported	Adjustments arising from merger of subsidiaries	As restated
	$	$	$
Revenues – related parties	8,492	207,166	215,658
Revenues – third parties	2,973	1,892	4,865
Total revenues	11,465	209,058	220,523

Cost of Goods Sold	(4,094)	(117,006)	(121,100)

Gross Profit	7,371	92,052	99,423

Total Operating Expenses	(67,476)	(62,435)	(129,911)

Loss From Operations	(60,105)	29,617	(30,488)

Other Income	-	606	606

Loss Before Tax	(60,105)	30,223	(29,882)

Tax expense	-	-	-

Net Loss	(60,105)	30,223	(29,882)

The above restatements do not have any significant impact to the basic and dilutive net loss per share as compared to initial announcement on 11 May 2018.

NOTE 11 – SUBSEQUENT EVENTS

On December 3, 2018, the Company agreed to purchase 51% of the issued and outstanding capital stock of Prema Life Pty Ltd and 60% of the issued and outstanding capital stock of GGLG Properties Pty Ltd, collectively in exchange for 304,500 shares of the Company’s common stock. On December 28, 2018, the parties mutually agreed to extend the closing date of the purchase transaction on January 1, 2019. The Company issued 304,500 shares of its common stock on December 3, 2018 in good faith for consummating the purchase. These newly acquired entities were consolidated for period ended 31 March 2019.

Management has evaluated subsequent events through June 30, 2019, the date the financial statements were available to be issued, noting no items that would impact the accounting for events or transactions in the current period or require additional disclosure.

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

Restatement of Financial Results

The company is restating its previously reported consolidated financial statements as at March 31, 2018. The restatement of the company’s consolidated financial statements followed an internal review of the company’s consolidated financial statements and accounting records that inadvertently excluded the financials reporting for NHF International Limited and its subsidiaries, Natural Tech R&D Sdn Bhd and NHF Management & Business Sdn Bhd. This restatement has presented the periodic consolidated earnings of the company as a group.

Results of Operations

Our results of operations for the three months ended March 31, 2018 and 2017 included the operations of the Company, NHF International and its subsidiaries as a common control situation.

For the three months ended March 31, 2018 and 2017, we recorded total revenues of $218,524 ($213,659 from related parties and $4,865 from third parties) and $0 respectively. Revenues recorded were earned by selling supplements, providing laboratory testing services and providing franchisee and marketing consultation. Cost of goods sold recorded was $120,494 and $0, for the three months ended March 31, 2018 and 2017, respectively.

Operating expenses for the three months ended March 31, 2018 and 2017 were $111,442 and $4,905, respectively. Operating expenses for the three months ended March 31, 2018 totaled $111,442, consisting of $20,050 in fees paid to professional consultants and business advisors for services, $20,810 in legal, filing fees and $70,582 in other general and administrative expenses. Operating expenses for the three months ended March 31, 2017 consisted of the Company recording consulting fees of $4,905 payable to consultants and business advisors for services.

As a result of the above, for the three months ended March 31, 2018 and 2017, we reported a net loss of $12,806 and a loss of $4,905. The net loss for the three months ended March 31, 2018 resulted primarily due to the Company incurring legal and filing fees upon becoming a public reporting entity and hiring third party consultants for providing business and advisory services to the Company. Our results of operations for the six months ended March 31, 2018 and 2017 included the operations of the Company. We reported a net loss of $29,882 and a net loss of $9,145 for the six months ended March 31, 2018 and 2017 primarily due to the Company incurring legal and filing fees upon becoming a public reporting entity and engaging consultants for providing business and advisory services to the Company.

Liquidity and Capital Resources

Cash and cash equivalents were $464,216 at March 31, 2018 as compared to $0 at September 30, 2017. As reported in the accompanying financial statements, we recorded a net loss of $12,806 for the three months ended March 31, 2018. Our accumulated deficit at March 31, 2018 was $148,348. These factors and our ability to raise additional capital to accomplish our objectives, raises doubt about our ability to continue as a going concern. We expect our expenses will continue to increase during the foreseeable future as a result of increased operational expenses and the development of our current business operations. Consequently, we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.

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

Operating Activities

Net cash flows provided by operating activities for the six months ended March 31, 2018 was $236,587 which resulted primarily from our net loss of $29,882, amortization of computer software costs of $4,094, and a net change in operating assets and liabilities of $262,375 Net cash flows used in operating activities for the six months ended March 31, 2017 was $8,526, resulted due to the net loss of $9,145 and a net negative in operating assets and liabilities of $8,526.

Investing Activities:

Net cash flows used in investing activities were primarily due to the purchase of plant & equipment of $49,551, and cash inflow from merger and acquisition of 277,180 during the six months ended March 31, 2018. We did not record any cash flows in investing activities during the six months ended March 31, 2017.

Financing Activities

Net cash flows provided by financing activities for the six months ended March 31, 2018 was $11,813, primarily due cash advance received from company directors for working capital needs. Net cash flows provided by financing activities for the six months ended March 31, 2017 was $13,431 attributable to $8,526 received from an affiliate for our working capital needs and $4,905 cash advanced from director.

As a result of the above activities, we experienced a net increase in cash of $464,216 and $0 for the six months ended March 31, 2018 and 2017, respectively. We expect that working capital will continue to be funded through a combination of our existing sales and further issuance of securities or obtaining financing. Our ability to continue as a going concern is still dependent on our success in obtaining additional financing from investors or from sale of our common shares.

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

Natural Health Farm Holdings Inc.

Date: June 20, 2019	/s/ Tee Chuen Meng
Tee Chuen Meng, President (Principal Executive Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Item

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

