Form 10-Q/A
period 2018-06-30
NATURAL HEALTH FARM HOLDINGS INC
filed 2019-08-09
CIK 1621697

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

No.48 & 49, Jalan Velox 2, Taman Velox, Rawang Industrial Park

48000 Rawang, Selangor, Malaysia

(Address of principal executive offices)

+60(3) 6091 6321

(Registrant’s telephone number, including area code)

100 Challenger Road, Suite 831

Ridgefield, NJ 07660

(424) 354-4973

(Former name, former address and former fiscal year, if changed since last report)

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

Explanatory Note

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q of Natural Health Farm Holdings Inc. for the period ended June 30, 2018, originally filed with the Securities and Exchange Commission on August 14, 2018 (the “Form 10-Q”), is to restate its previously reported consolidated financial statements as at June 30, 2018. The restatement of the company’s consolidated financial statements followed an internal review of the company’s consolidated financial statements and accounting records that inadvertently excluded the financials reporting for NHF International Limited and its subsidiaries, Natural Tech R&D Sdn. Bhd. and NHF Management & Business Sdn. Bhd. This restatement has presented the periodic consolidated earnings of the company as a group.

The following sections in the Original Filing are revised in this Form 10-Q/A, solely as a result of, and to reflect, the restatement:

Part I - Item 1 - Financial Statements

Part I - Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II - Item 6 – Exhibits

Subsequent to the filing of this Quarterly Report on Form 10-Q/A we expect to file the Annual Report on Form 10-K for the year ended September 30, 2018 and the quarterly periods ended December 31, 2018. These reports will include restatement of the consolidated financial statements (and related disclosures) for the periods described therein, as set forth in those reports.

No other changes have been made to the Form 10-Q.  This Amendment No. 2 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

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

PART I.

Item 1. Financial Statements.

NATURAL HEALTH FARM HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018	September 30, 2017
ASSETS	(Unaudited & Restated)	(Audited)

Current Assets
Cash and cash equivalents	$310,747	$-
Account receivables	557,513	-

Total Current Assets	868,260	-

Plant & equipment, net	185,658	-

Total Assets	$1,053,918	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Account payables	$103,671	$-
Accrued expense	4,219	2,070
Other payables – related parties	311,338	78,067
Deferred revenue – related parties	63,924	-
Deferred revenue – non-related parties	53,861	-
Note payable	40,000
Advance from director	11,418	-
Total Current Liabilities	588,431	80,137

Deferred tax liabilities	6,984	-

Total Liabilities	595,415	80,137

Stockholders' Equity
Common Stock, $0.001 par value, 500,000,000 shares authorized, 161,405,000 shares and 150,150,000 shares issued and outstanding at June 30, 2018 and September 30, 2017, respectively	161,405	150,150
Additional Paid in Capital	1,076,293	(111,821)
Stock subscription receivables	(10,050)	-
Accumulated Deficit	(766,884)	(118,466)
Foreign currency translation reserve	(2,261)	-
Total Stockholders' Equity	458,503	(80,137)

Total Liabilities and Stockholders' Equity	$1,053,918	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATURAL HEALTH FARM HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2018	2017	2018	2017
	Restated		Restated

Revenues – related parties	$264,692	$-	$480,350	$-
Revenues – third parties	9,782	-	14,647	-
Total Revenues	274,474	-	494,997	-

Cost of Goods Sold	(121,513)	-	(242,613)	-

Gross Profit	152,961	-	252,384	-

Operating Expenses:
Consulting fees	(109,626)	-	(145,240)	-
Legal and filing fees	(12,130)	(6,738)	(35,845)	(8,643)
Stock compensation	(526,295)	-	(526,295)	-
Other general and administrative	(123,892)	(19,052)	(194,474)	(26,292)
Total Operating Expenses	(771,943)	(25,790)	(901,854)	(34,935)

Loss from Operations	(618,982)	(25,790)	(649,470)	(34,935)

Other Income	446	-	1,052	-

Loss Before Provision For Income Tax	(618,536)	(25,790)	(648,418)	(34,935)

Provision for Income Tax	-	-	-	-

Net Loss	$(618,536)	$(25,790)	$(648,418)	$(34,935)

Other comprehensive loss:
- Foreign currency translation loss	(37,222)	-	(2,261)	-

Total comprehensive loss attributable to the Company	(655,758)	(25,790)	(650,679)	(34,935)

Basic and Dilutive Net Loss Per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding - Basic and Diluted	156,201,374	150,150,000	150,151,000	150,150,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATURAL HEALTH FARM HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended June 31,
	2018	2017
	Restated
Cash Flows from Operating Activities:
Net Loss	$(648,418)	$(34,935)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities
Amortization of computer software costs	7,582	-
Common stock issued to consultants for services	105,000	-
Stock compensation expense upon grant of stock options	526,295	-
Changes in operating assets and liabilities
Account receivables	(411,104)	696
Account payables	457,681	2,070
Cash advance from director	11,418	32,169

Net Cash Flows Provided by Operating Activities	48,454	-

Cash Flows from Investing Activities
Purchase of plant & equipment	(55,611)	-
Cash inflows from merger and acquisition, net	277,180	-

Net Cash Flows Provided by Investing Activities	221,569	-

Cash Flows from Financing Activity
Proceeds from issuance of shares	40,724	-

Net Cash Flows Provided by Financing Activity	40,724	-

Net Increase in Cash and Cash Equivalents	310,747	-

Cash and Cash Equivalents, Beginning of the Period	-	-

Cash and Cash Equivalents, End of the Period	$310,747	$-

Supplemental Disclosures of Cash Flow Information:
Cash paid for Income Taxes	$-	$-
Cash paid for Interest	$-	$-

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

On January 31, 2018, the company acquired the total outstanding share of NHF International Limited at USD$1. Upon the completion of the acquisition, its subsidiaries, both Natural Tech R&D Sdn Bhd and NHF Management & Business Sdn Bhd become wholly subsidiaries of the Group. As this transaction is business combination under common control, as deliberated and determined by Directors of the Company, difference between purchase considerations and net tangible assets acquired is recorded in merger reserves which amounted to $517,300. Natural Tech R&D Sdn Bhd, a BioNexus Status Company in Malaysia, specializes in research and development, cultivation, extraction and commercialization of nutraceuticals based on medicinal fungi and NHF Management & Business Sdn Bhd, providing franchisee management services and consultation, such as point-of-sales system, resources, branding and marketing.

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

The condensed consolidated financial statements as of June 30, 2018 and for the period ended June 30, 2018, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the Company's condensed consolidated financial position, results of operations, statements of comprehensive income, and statements of stockholders' equity and cash flows for all periods presented.

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated small revenues and has sustained cumulative operating losses since July 10, 2014 (Inception Date) to date and allow it to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and affiliates, the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitable operations. The Company recorded a total comprehensive loss of $650,679 from October 1, 2017 to June 30, 2018 and has an accumulated deficit of $766,884 as of June 30, 2018.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company had a cash balance of $310,747 at June 30, 2018 and $0 at September 30, 2017, respectively.

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

Recent Accounting Pronouncements (continued)

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

The following table presents details of our computer software costs as of June 30, 2018 and September 30, 2017:

	Balance at September 30, 2017	Additions and consolidated through merger of subsidiaries	Amortization	Balance at June 30, 2018

Equipment, net	$-	$193,240	$(7,582)	$185,658

Equipment costs are being amortized on a straight-line basis over their estimated lives.

The future amortization expense of equipment costs as of June 30, 2018 are to be recorded in accordance with their estimated useful lives.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Account payables at June 30, 2018 and September 30, 2017 totaled $103,671 and $0, respectively. While the accrued expenses as of June 30, 2018 and September 30, 2017 totaled $4,219 and $2,070, respectively.

NOTE 5 – PAYABLE TO RELATED PARTIES

The Company has received an advance of $11,418 and $32,169 from a director for its working capital needs as of June 30, 2018 and September 30, 2017, respectively (see NOTE 6).

The Company has received advances from an affiliate for its working capital needs from an entity in which its Chief Executive Officer is also a director in such entity (NOTE 6). The advance received is non-interest bearing, unsecured and payable on demand is summarized as follows.

	Balance June 30, 2018	Balance September 30, 2017
	(Unaudited)	(Audited)
Other payables – related parties	$311,338	$78,067
Total	$311,338	$78,067

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company received an advance of $11,418 and $32,169 from a director for its working capital needs as of June 30, 2018 and September 30, 2017, respectively. Funds advanced to the Company by the director are non-interest bearing, unsecured and due on demand (NOTE 5).

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

Contingent liabilities that are probable to arise from the recent legal related to the company and it’s subsidiary Prema Life Pty Ltd, the details are disclosed on Part II, Item 1. Legal Proceedings.

NOTE 8 – STOCKHOLDERS’ DEFICIT

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

As a result of all common stock issuances, the Company had 161,405,000 shares and 150,150,000 shares of common stock issued and outstanding as of June 30, 2018 and September 30, 2017, respectively.

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

The following balances and amounts in the initial financial statements announced on 14 August 2018 were inadvertently reported on the condensed consolidated balance sheets and condensed consolidated statements of operations. The effects of correction of errors are disclosed as below:

Condensed Consolidated Balance Sheets

	As previously reported	Adjustments arising from merger of subsidiaries	As restated
	$	$	$
Current assets	51,592	816,668	868,260
Non-current assets	34,268	151,390	185,658
Total assets	85,860	968,058	1,053,918

Current liabilities	272,968	315,463	588,431
Non-current liabilities	-	6,984	6,984
Total liabilities	272,968	322,447	595,415

Share Capital	161,405	-	161,405
Reserves	(348,513)	645,611	297,098
Total equity	(187,108)	645,611	458,503

Condensed Consolidated Statement of Operations For the Nine Months Ended June 30, 2018

	As previously reported	Adjustments arising from merger of subsidiaries	As restated
	$	$	$
Revenues – related parties	15,076	465,274	480,350
Revenues – third parties	8,139	6,508	14,647
Total revenues	23,215	471,782	494,997

Cost of Goods Sold	(7,582)	(235,031)	(242,613)

Gross Profit	15,633	236,751	252,384

Total Operating Expenses	(794,623)	(107,231)	(901,854)

Loss From Operations	(778,990)	129,520	(649,470)

Other Income	-	1,052	1,052

Loss Before Tax	(778,990)	130,572	(648,418)

Tax expense	-	-	-

Net Loss	(778,990)	130,572	(648,418)

The above restatements do not have any significant impact to the basic and dilutive net loss per share as compared to initial announcement on 14 August 2018.

NOTE 11 – SUBSEQUENT EVENTS

On December 3, 2018, the Company agreed to purchase 51% of the issued and outstanding capital stock of Prema Life Pty Ltd and 60% of the issued and outstanding capital stock of GGLG Properties Pty Ltd, collectively in exchange for 304,500 shares of the Company’s common stock. On December 28, 2018, the parties mutually agreed to extend the closing date of the purchase transaction on January 1, 2019. The Company issued 304,500 shares of its common stock on December 3, 2018 in good faith for consummating the purchase. These newly acquired entities were consolidated since 1 January 2019.

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

On January 31, 2018, the company acquired the total outstanding share of NHF International Limited at USD$1. Upon the completion of the acquisition, its subsidiaries, both Natural Tech R&D Sdn Bhd and NHF Management & Business Sdn Bhd become wholly subsidiaries of the Group. As this transaction is business combination under common control, as deliberated and determined by Directors of the Company, difference between purchase considerations and net tangible assets acquired is recorded in merger reserves which amounted to $517,300. Natural Tech R&D Sdn Bhd, a BioNexus Status Company in Malaysia, specializes in research and development, cultivation, extraction and commercialization of nutraceuticals based on medicinal fungi and NHF Management & Business Sdn Bhd, providing franchisee management services and consultation, such as point-of-sales system, resources, branding and marketing.

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

Restatement of Financial Results

The company is restating its previously reported consolidated financial statements as at June 30, 2018. The restatement of the company’s consolidated financial statements followed an internal review of the company’s consolidated financial statements and accounting records that inadvertently excluded the financials reporting for NHF International Limited and its subsidiaries, Natural Tech R&D Sdn Bhd and NHF Management & Business Sdn Bhd. This restatement has presented the periodic consolidated earnings of the company as a group.

Results of Operations

Our results of operations for the three months ended June 30, 2018 and 2017 included the operations of the Company, NHF International and its subsidiaries as a common control situation.

For the three months ended June 30, 2018 and 2017, we recorded total revenues of $274,474 ($264,692 from related parties and $9,782 from third parties) and $0 respectively. Revenues recorded were from licensing fees and other software related revenues relating to web-based naturopathic learning management system and training provided to four customers by NHEL, as well as selling supplements, providing laboratory testing services and providing franchisee and marketing consultation by the subsidiary companies. Cost of goods sold recorded was $121,513 and $0, for the three months ended June 30, 2018 and 2017, respectively.

For the nine months ended June 30, 2018, and 2017, we recorded total revenues of $494,997 ($480,350 from related parties and $14,647 from third parties) and $0, respectively. Revenues recorded were from licensing fees and other software related revenues relating to web-based naturopathic learning management system and training provided by NHEL to two customers and two related party affiliates in which our directors also hold the directors’ position, as well as selling supplements, providing laboratory testing services and providing franchisee and marketing consultation by the subsidiary companies. Cost of goods sold of $242,614 and $0, for the nine months ended June 30, 2018 and 2017, respectively.

Operating expenses for the three months ended June 30, 2018 and 2017 were $771,943 and $25,790, respectively. Operating expenses for the three months ended June 30, 2018 consisted of $109,626 in fees paid to professional consultants and business advisors for services, $12,130 in legal and filing fees, stock compensation expense of $526,295 for grant of options to employees, directors and consultants, and $123,892 in other general and administrative expenses. Operating expenses for the three months ended June 30, 2017 consisted of $19,052 in fees paid to professional consultants and business advisors for services and $6,738 in legal and filing fees for being a public company.

Operating expenses for the nine months ended June 30, 2018 and 2017 were $901,854 and $34,935, respectively. Operating expenses for the nine months ended June 30, 2018 consisted of the Company engaging outside consultants and business advisors for consulting fees totaling $145,240, legal and filing fees of $35,845 upon becoming a public reporting entity, stock compensation expense of $526,295 for grant of stock options to employees, directors and consultants, and $194,474 in other general and administrative expenses. Operating expenses for the nine months ended June 30, 2017 consisted of $8,643 in legal and filing fees for being a public company, and $26,292 in other general and administrative expenses.

Our results of operations for the three months ended June 30, 2018 and 2017 included the operations of the Company. We reported a net loss of $618,536 and a loss of $25,790 for the three months ended June 30, 2018 and 2017, respectively.

Our results of operations for the nine months ended June 30, 2018 and 2017 included the operations of the Company. We reported a net loss of $648,418 and a net loss of $34,935 for the nine months ended June 30, 2018 and 2017, respectively.

Liquidity and Capital Resources

Cash and cash equivalents were $310,747 at June 30, 2018 as compared to $0 at September 30, 2017. As reported in the accompanying financial statements, we recorded a net loss of $648,418 0 for the nine months ended June 30, 2018. Our accumulated deficit at June 30, 2018 was $766,884. These factors and our ability to raise additional capital to accomplish our objectives, raises doubt about our ability to continue as a going concern. We expect our expenses will continue to increase during the foreseeable future as a result of increased operational expenses and the development of our current business operations. Consequently, we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.

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

Operating Activities

Net cash flows provided by operating activities for the nine months ended June 30, 2018 was $48,454 which resulted primarily from our net loss of $648,418, amortization of software costs of $7,582, common stock valued at $105,000 issued to consultants for business advisory services, stock compensation expense of $526,295 for grant of stock options to employees, directors and consultants, and a net change in operating liabilities of 57,995. Net cash flows used in operating activities for the nine months ended June 30, 2017 was $0 resulted due to the net loss of $34,935 and a net change in operating liabilities of $34,935.

Investing Activities:

Net cash flows used in investing activities for the nine months ended June 30, 2018 were primarily due to the purchase of plant & equipment of $55,611 and cash inflow from merger and acquisition of 277,180. We did not record any cash flows in investing activities during the nine months ended June 30, 2017.

Financing Activities

Net cash flows provided by financing activities for the nine months ended June 30, 2018 was $40,724, consisting of cash received from shareholders for stock subscription. Net cash flows provided by financing activities for the nine months ended June 30, 2017 was $0.

As a result of the above activities, we experienced a net increase in cash of $310,747 and $0 for the nine months ended June 30, 2018 and 2017, respectively. We expect that working capital will continue to be funded through a combination of our existing sales and further issuance of securities or obtaining financing. Our ability to continue as a going concern is still dependent on our success in obtaining additional financing from investors or from sale of our common shares.

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

On 25 January 2019, Craig Popplestone obtained default judgment in Magistrates Court of Queensland proceedings no. M205, M206 and M207 (Magistrates Court Proceedings) against Prema Life Pty Ltd for alleged unpaid invoices. The default judgments were irregularly obtained on the basis that the Uniform Civil Procedure Rules 1999 have not been complied with and Prema Life Pty Ltd was never served with any document filed in the proceedings. The irregular Default Judgments were set aside by the Magistrates Court on 21 June 2019. Prema Life Pty Ltd has a defence to the proceeding on the basis that the parties entered into a Deed of Release in respect of the debt and accordingly, no debt is owed by Prema Life Pty Ltd to Mr Popplestone. Mr Popplestone has until 19 July 2019 to file any claim and statement of claim in the proceeding should he elect to pursue his claim against Prema Life Pty Ltd. To date no such claim and statement of claim has been served on Prema Life Pty Ltd.

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

On March 6, 2019, the company has executed a term sheet t acquire a majority interest in Biodelta (Pty) Ltd (“Biodelta”) and on May 14, 2019, announced termination of the term sheet. The company is investigating the indebtedness of Biodelta regarding the repayment of refundable deposit of $160,000 for the acquisition of the shares and other business assets in Biodelta. Biodelta failed or neglected to repay the funds on demand when the transaction did not occur. A letter of demand has been issued on May 22, 2019 and June 17, 2019 respectively against Biodelta which Biodelta disputes the obligation to repay. The decision has been made to pursue both civil and criminal proceedings against Biodelta and its director Leon Giese. The legal representative has been authorized to travel to South Africa to commence the proceedings.

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

Natural Health Farm Holdings Inc.

Date: August 6, 2019	/s/ Tee Chuen Meng
Tee Chuen Meng, President (Principal Executive Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Item

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

