Form 10-Q
period 2019-06-30
NATURAL HEALTH FARM HOLDINGS INC
filed 2019-08-14
CIK 1621697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding at August 12, 2019 was 162,186,300.

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

PART I.

Item 1. Financial Statements

NATURAL HEALTH FARM HOLDINGS INC.

CONDENSED BALANCE SHEETS

	June 30, 2019	September 30, 2018
ASSETS	(Unaudited)	(Restated)
Current Assets
Cash and cash equivalents	$868,537	$439,846
Account receivables – third parties	454,638	105,018
Account receivables – related parties	-	226,548
Other receivables and deposits	712,165	95,569
Inventories	578,732	-
Tax assets	5,714	5,463
Total Current Assets	2,619,786	872,444

Property, plant and equipment, net	$795,337	$159,146
Goodwill	1,118,843	-

Total Non-Current Assets	1,914,180	159,146

Total Assets	$4,533,966	$1,031,590

LIABILITIES AND EQUITY

Current Liabilities
Accounts payable	$163,748	$69,805
Accrued expense	738,417	38,499
Payable to affiliate	644,794	311,337
Deferred revenue – third parties	40,369	48,694
Deferred revenue – related parties	30,416	57,341
Short term borrowings	381,165	40,000
Advances from directors	9,490	11,210
Commercial bill	280,360	-
Total Current Liabilities	2,288,759	576,886

Deferred tax liabilities – Non-Current liabilities	$8,119	$6,817
Total Liabilities	2,296,878	583,703

Equity
Common Stock, $0.001 par value, 500,000,000 shares authorized, 162,177,000 shares and 161,555,000 shares issued and outstanding at March 31, 2019 and September 30, 2018, respectively	$162,279	$161,555
Additional Paid in Capital	2,562 ,782	857,783
Accumulated deficit	(1,022,658)	(1,071,993)
Foreign currency translation reserve	(24,596)	(16,758)
Merger reserve	517,300	517,300
Total equity attributable to owners of the Company	2,195,107	447,887

Non-controlling interests	$41,981	$-
Total Equity	2,237,088	447,887

Total Liabilities and Equity	$4,533,966	$1,031,590

The accompanying notes are an integral part of these unaudited condensed financial statements.

NATURAL HEALTH FARM HOLDINGS INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(Unaudited)	(Restated)	(Unaudited)	(Restated)
Revenues – related parties	$656,137	$264,692	$970,676	$480,350
Revenues – third parties	150,250	9,782	642,752	14,647
Total Revenues	806,387	274,474	1,613,428	494,997

Cost of Goods Sold	(256,206)	(121,513)	(596,148)	(242,613)

Gross Profit	550,181	152,961	1,017,280	252,384

Operating Expenses:
Consulting fees	(43,675)	(109,626)	(117,726)	(145,240)
Legal and filing fees	(12,300)	(12,130)	(58,165)	(35,845)
Stock compensation	-	(526,295)	-	(526,295)
Other general and administrative	(450,688)	(123,892)	(861,375)	(194,474)
Total Operating and Administrative Expenses	(506,663)	(771,943)	(1,037,266)	(901,854)

Profit/(Loss) from Operations	43,518	(618,982)	(19,986)	(649,470)

Other income	74,271	446	77,764	1,052
Finance costs	(2,803)	-	(11,036)	-

Profit/(Loss) Before Provision For Income Tax	114,986	(618,536)	46,742	(648,418)

Provision for income tax	-	-	-	-

Net Profit/(Loss)	$114,986	$(618,536)	$46,742	$(648,418)

Other comprehensive (expenses)/income

Foreign currency translation differences	(16,710)	(37,222)	(1,880)	(2,261)

Total comprehensive income/(expense) for the period	$98,276	$(655,758)	$44,862	$(650,679)

Loss attributable to:
Owners of the Company	74,760	(655,758)	49,335	(648,418)
Non-controlling interests	40,226	-	(2,593)	-
Income /(Loss) for the period	$114,986	$(655,758)	$46,742	$(648,418)

Total comprehensive expense attributable to:
Owners of the Company	52,449	(655,758)	41,498	(650,679)
Non-controlling interests	45,827	-	3,364	-
Total comprehensive income/(expense) for the period	$98,276	$(655,758)	$44,862	$(650,679)

Earnings per share	$-	$-	$-	$-

Weighted Average Number of Shares Outstanding - Basic and Diluted	162,278,405	156,201,374	162,278,405	150,151,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

NATURAL HEALTH FARM HOLDINGS INC.

CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended June 30,
	2019	2018
	(Unaudited)	(Restated)
Cash Flows from Operating Activities:
Net Loss	$46,742	$(648,418)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and Amortization of plant and equipment	111,836	7,582
Common stock issued to consultants for services	-	105,000
Stock compensation expense upon grant of stock options	-	526,295
Changes in operating assets and liabilities
Account receivables	(566,261)	(411,104)
Account payables	(69,540)	457,681
Directors	(1,720)	11,418
Inventories	(160,838)	-

Net Cash Flows (Used in)/Provided by Operating Activities	(639,781)	48,454

Cash Flows from Investing Activities
Purchase of plant & equipment	(61,808)	-
Acquisition of subsidiaries, net of cash and cash equivalents	(1,196,967)	(55,611)
Cash inflows from merger and acquisition, net	-	277,180

Net Cash Flows (Used in)/Provided by Investing Activities	(1,258,775)	221,569

Cash Flows from Financing Activity
Drawdowns of borrowings, net	621,525	-
Proceeds from issuance of shares	1,705,722	40,724

Net Cash Flows Provided by Financing Activity	2,327,247	40,724

Net Increase in Cash and Cash Equivalents	428,691	310,747

Cash and Cash Equivalents, Beginning of the Period	439,846	-

Cash and Cash Equivalents, End of the Period	$868,537	$310,747

Supplemental Disclosures of Cash Flow Information:
Cash paid for Income Taxes	$-	$-
Cash paid for Interest	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

NATURAL HEALTH FARM HOLDINGS INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2019

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

The corporate structure is depicted below:

Basis of Presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at June 30, 2019, and the results of operations for three months and six months ended June 30, 2019, and cash flows for the six months ended June 30, 2019 and 2018. The balance sheet as of September 30, 2018 is derived from the Company’s audited financial statements.

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

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated small revenues and has sustained cumulative operating losses since July 10, 2014 (Inception Date) to date and allow it to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and affiliates, the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitable operations. The Company recorded a net cash out flows in operating activities of $639,781 and has an accumulated deficit of $1,022,658 as of June 30, 2019.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. Company had a cash balance of $868,537 at June 30, 2019 and $439,846 at September 30, 2018, respectively.

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

Through our subsidiaries, Natural Tech R&D Sdn Bhd and Prema Life Pty Ltd, we generate revenue from distributing health supplements,naturopathic medicines and other health food products. Prema Life Pty Ltd also manufactured goods and packaging for contract clients.

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company does not have the cash balances in excess of Federal Deposit Insurance Corporation limit at June 30, 2019 and September 30, 2018, respectively.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes” . The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

The Company follows the provisions of ASC 740-10, “Accounting for Uncertain Income Tax Positions” When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying condensed balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Earnings (Loss) Per Common Share

The Company computes net earnings (loss) per share in accordance with ASC 260, “Earnings per Share” . ASC 260 requires presentation of both basic and diluted net earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible note and preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At June 30, 2019 and September 30, 2018, there were no convertible notes, options or warrants available for conversion that if exercised, may dilute future earnings per share.

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

In 2015, the FASB issued ASU No. 2015-17, “Income Taxes” (Topic 740): Balance Sheet Classification of Deferred Taxes , which requires all deferred tax assets and liabilities to be classified as noncurrent in a classified balance sheet. Current US GAAP requires an entity to separate deferred tax assets and liabilities into current and noncurrent amounts in a classified balance sheet. For public entities, ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, ASU 2015-17 is effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018, and may be applied either prospectively or retrospectively, with early application permitted for financial statements that have not been previously issued. The Company has not yet determined the effect of the adoption of this standard on the Company’s financial position and results of operations.

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

The amount capitalized include direct costs and incidental costs incurred in developing the software purchased from the third party.

The following table presents details of our property, plant and equipment costs as of June 30, 2019 and September 30, 2018:

	Balance at September 30, 2018	Additions through acquisition of subsidiaries	Amortization	Balance at June 30, 2019

Property, plant and equipment, net	$159,146	$712,027	$(111,836)	$759,337

Property, plant and equipment costs are being amortized on a straight-line basis over their estimated lives.

The future amortization expense of property, plant and equipment costs as of June 30, 2019 are to be recorded in accordance with their estimated useful lives.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable at June 30, 2019 and September 30, 2018 totaled $163,748 and $69,805, respectively. While the accrued expenses at June 30, 2019 and September 30, 2018 totaled $738,417 and 38,499, respectively.

NOTE 5 – PAYABLE TO AFFILIATES AND DRAWDOWNS OF SHORT TERM BORROWINGS

The Company has paid $1,720 previously advanced from a director for its working capital (see NOTE 6).

The Company was granted short term borrowings from financial institutions for its working capital needs. The short term borrowings received is interest bearing as summarized below:

	Balance June 30, 2019	Balance September 30, 2018
	(Unaudited)	(Restated)
Short term borrowings	$381,165	$40,000
Commercial bills	$280,360	$-
Total	$661,525	$40,000

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

The Company’s subsidiary, GGLG Properties Pty Ltd executed an $280,360 (AUD$400,000) commercial bill with National Australia Bank Limited, with a fixed interest rate for each rollover period.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the financial period under review, the Company paid an amount of $1,720 to the directors of the Company as of June 30, 2019, whilst received an advances of $11,210 from directors for its working capital needs as of September 30, 2018, respectively. Funds advanced to the Company by the director are non- interest bearing, unsecured and due on demand.

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

NOTE 8: STOCKHOLDERS’ DEFICIT

The Company’s capitalization at June 30, 2019 was 500,000,000 authorized common shares with a par value of $0.001 per share.

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

On March 20, 2019, the company executed a convertible promissory note with EMA Financial, LLC (the “EMA”). In connection with the funding of the First Tranche of the Note, the Company shall issue to EMA, 15,000 shares of restricted common stock as a commitment fee the “Commitment Shares”), as well as 86,800 shares of restricted common stock (the “Returnable Shares”), as further provided in the Note). In the event the Company fails to redeem the tranche by its maturity date the Returnable Shares shall not be returned to the Company

As a result of all common stock issuances, the Company had 162,278,405 shares and 161,555,000 shares of common stock issued and outstanding at June 30, 2019 and September 30, 2018, respectively.

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through August 14 , 2019, the date the financial statements were available to be issued, noting no items that would impact the accounting for events or transactions in the current period except for:

•	On July 2, 2019 and August 2, 2019, the Company settled the remaining balances of the convertible promissory note in full for total $140,000 to Labrys Fund, LP, the 92,105 returnable shares was returned to company on August 7, 2019;

•	On July 3, 2019 and July 29, 2019 the Company settled the remaining balances of the convertible promissory note in full for total $350,000 to Auctus Fund, LLC. The arrangement with Auctus to return the returnable shares of 175,000 is in progress; and

•	On July 5, 2019 and July 31, 2019, the Company settled the remaining balances of the convertible promissory note in full for total $266,000 to Power Up Lending Group LTD.

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

Results of Operations

Our results of operations for the three months ended June 30, 2019 and 2018 included the operations of the Company, NHF International and its subsidiaries as a common control situation, and both Prema Life Pty Ltd and GGLG Properties Pty Ltd from January 1, 2019.

For the three months ended June 30, 2019 and 2018, we recorded total revenues of $806,387 ($656,137 from related parties and $150,249 from third parties) and $274,474 ($264,692 from related parties and $9,782 from third parties) respectively. Revenues recorded were earned by supplying manufactured goods, selling supplements, providing laboratory testing services and providing franchisee and marketing consultation. Cost of goods sold recorded was $256,206 and $121,513, for the three months ended June 30, 2019 and 2018, respectively.

For the nine months ended June 30, 2019 and 2018, we recorded total revenues of $1,613,428 ($970,676 from related parties and $642,752 from third parties) and $494,997 ($480,350 from related parties and $14,647 from third parties), respectively. Revenues recorded were earned by supplying manufactured goods, selling supplements, providing laboratory testing services and providing franchisee and marketing consultation. Cost of goods sold of $596,148 and $242,613, for the nine months ended June 30, 2019 and 2018, respectively.

Operating expenses for the three months ended June 30, 2019 and 2018 were $506,663 and $771,943, respectively. Operating expenses for the three months ended June 30, 2019, consisted of the Company recording consulting fees of $43,675 payable to consultants and business advisors for services, $12,300 in legal and filing fees, and $450,688 in other general and administrative expenses. Operating expenses for the three months ended June 30, 2018, consisted of $109,626 in fees paid to professional consultants and business advisors for services, $12,130 in legal and filing fees, stock compensation expense of $526,295 for grant of options to employees, directors and consultants, and $123,892 in other general and administrative expenses.

Operating expenses for the nine months ended June 30, 2019 and 2018 were $1,037,266 and $901,854, respectively. Operating expenses for the nine months ended June 30, 2019 consisted of the Company engaging consultants and business advisors for consulting fees totaling $117,725, legal and filing fees of $58,165 upon becoming a public reporting entity, and $861,375 in other general and administrative expenses. Operating expenses for the nine months ended June 30, 2018 consisted of the Company engaging consultants and business advisors for consulting fees totaling $145,240, legal and filing fees of $35,845 upon becoming a public reporting entity, stock compensation expense of $526,295 for grant of stock options to employees, directors and consultants, and $194,474 in other general and administrative expenses.

As a result of the above, we reported a net profit of $114,986 and a net loss of $618,536 for the three months ended June 30, 2019 and 2018, while reported a net profit of $46,742 and a net loss of $648,418 for the nine months ended June 30, 2019 and 2018, respectively.

Liquidity and Capital Resources

Cash and cash equivalents were $838,120 at June 30, 2019 as compared to $439,846 at September 30, 2018. As reported in the accompanying financial statements, we recorded a net profit of $46,742 for the nine months ended June 30, 2019. Our accumulated deficit at June 30, 2019 was $1,022,658. These factors and our ability to raise additional capital to accomplish our objectives, raises doubt about our ability to continue as a going concern. We expect our expenses will continue to increase during the foreseeable future as a result of increased operational expenses and the development of our current business operations. Consequently, we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.

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

Operating Activities

Net cash flows provided by operating activities for the nine months ended June 30, 2019, was a negative $668,479, which resulted from our net profit of 46,742, depreciation costs of $111,836, and a net change in operating assets of a negative $827,056. Net cash flows used in operating activities for the nine months ended June 30, 2018 was $48,454 which resulted primarily from our net loss of $648,418, amortization of software costs of $7,582, common stock valued at $105,000 issued to consultants for business advisory services, stock compensation expense of $526,295 for grant of stock options to employees, directors and consultants, and a net change in operating liabilities of 57,995.

Investing Activities:

Net cash flows used in investing activities for the nine months ended June 30, 2019 was primarily due to the acquisition of Prema Life Pty Ltd and GGLG Properties Pty Ltd of $1,196,967 and purchase of equipment of $61,808. Net cash flows used in investing activities for the nine months ended June 30, 2018 were primarily due to the purchase of plant & equipment of $55,611 and cash inflow from merger and acquisition of 277,180.

Financing Activities

Net cash flows provided by financing activities for the nine months ended June 30, 2019 was $2,325,527, consisting of cash advances from Directors $1,720, drawdowns of borrowings $621,525 and proceeds from issuance of shares $1,705,722. Net cash flows provided by financing activities for the nine months ended June 30, 2018 was $40,724, consisting of cash received from shareholders for stock subscription.

As a result of the above activities, we experienced a net increase in cash of $838,120 and $310,747 for the nine months ended June 30, 2019 and 2018, respectively. We expect that working capital will continue to be funded through a combination of our existing sales and further issuance of securities or obtaining financing. Our ability to continue as a going concern is still dependent on our success in obtaining additional financing from investors or from sale of our common shares.

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

Natural Health Farm Holdings Inc.

Date: August 14, 2019	/s/ Tee Chuen Meng
Tee Chuen Meng, President (Principal Executive Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Item

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

