Form 10-K/A
period 2018-09-30
NATURAL HEALTH FARM HOLDINGS INC
filed 2019-09-23
CIK 1621697

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Securities registered pursuant to Section 12 (g) of the Act: None

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

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding at September 9, 2019 was 162,186,300

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

The sole purpose of this Amendment No. 1 to the Annual Report on Form 10-K of Natural Health Farm Holdings Inc. for the year ended September 30, 2018, originally filed with the Securities and Exchange Commission on December 28, 2018 (the “Form 10-K”), is to restate its previously reported consolidated financial statements as at September 30, 2018. The restatement of the company’s consolidated financial statements followed an internal review of the company’s consolidated financial statements and accounting records that inadvertently excluded the financials reporting for NHF International Limited and its subsidiaries, Natural Tech R&D Sdn. Bhd. and NHF Management & Business Sdn. Bhd. This restatement has presented the periodic consolidated earnings of the company as a group.

The following sections in the Original Filing are revised in this Form 10-K/A, solely as a result of, and to reflect, the restatement:

Part I - Item 1 - Financial Statements

Part I - Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II - Item 6 – Exhibits

Subsequent to the filing of this revised Annual Report on Form 10-K/A, we expect to file the Quarterly Report on Form 10-Q for period ended December 31, 2018. This report will include restatement of the consolidated financial statements (and related disclosures) for the periods described therein, as set forth in those reports.

No other changes have been made to the Form 10-K.  This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-K.

3

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

Natural Health Farm Holdings Inc. – NHEL- exists to enable healthier life for everyone and believes that a complete healthcare eco-system from farm, research & development, manufacturing, distribution and professional support is necessary of consumers and shall make NHEL a global player in this industry.

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

Subsidiaries- The Company owns 100% of NHF International Limited and its subsidiaries, Natural Tech R&D Sdn Bhd and NHF Management & Business Sdn Bhd, 51% of Prema Life Pty Ltd, an Australian corporation and 60% of GGLG Properties Pty Ltd, an Australian corporation.

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

ITEM 2. DESCRIPTION OF PROPERTY

The Company owns no real estate. We currently maintain our corporate office at No.48 & 49, Jalan Velox 2, Taman Velox, Rawang Industrial Park, 48000 Rawang, Selangor, Malaysia. We believe that this current office space is adequate for our current operations and we do not anticipate that we will require any additional office space in the foreseeable future.

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

On March 6, 2019, the company has executed a term sheet to acquire a majority interest in Biodelta (Pty) Ltd (“Biodelta”) and on May 14, 2019, announced termination of the term sheet. The company is investigating the indebtedness of Biodelta regarding the repayment of refundable deposit of $160,000 for the acquisition of the shares and other business assets in Biodelta. Biodelta failed or neglected to repay the funds on demand when the transaction did not occur. A letter of demand has been issued on May 22, 2019 and June 17, 2019 respectively against Biodelta which Biodelta disputes the obligation to repay. The decision has been made to pursue both civil and criminal proceedings against Biodelta and its director Leon Giese. The legal representative has been authorized to travel to South Africa to commence the proceedings.

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

As of December 27, 2018, there were approximately 72 shareholders of record of our 161,859,500 shares common stock based upon the shareholders’ listing provided by our transfer agent.

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

From inception, through the date of this annual report, we reported revenues and incurred expenses and accumulated operating losses, as part of our development activities. We recorded a net loss of $948,614 for the year ended September 30, 2018, working capital deficiency of $213,742, and an accumulated deficit of $1,067,080 at September 30, 2018.

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

Restatement of Financial Results

The company is restating its previously reported consolidated financial statements as at September 30, 2018. The restatement of the company’s consolidated financial statements followed an internal review of the company’s consolidated financial statements and accounting records that inadvertently excluded the financials reporting for NHF International Limited and its subsidiaries, Natural Tech R&D Sdn Bhd and NHF Management & Business Sdn Bhd. This restatement has presented the periodic consolidated earnings of the company as a group.

Results of Operations for the Years Ended September 30, 2018 and 2017

Our results of operations for the year ended September 30, 2018 and 2017 included the operations of the Company, NHF International and its subsidiaries as a common control situation.

Revenues and Cost of Goods Sold

Revenues for the year ended September 30, 2018 were $769,969 ($652,367 from related parties and $117,602 from third parties) compared to $0 for the same comparable period in 2017. Revenues recorded were from licensing fees and other software related revenues relating to web-based naturopathic learning management system and training provided to four customers by NHEL, as well as selling supplements, providing laboratory testing services and providing franchisee and marketing consultation by the subsidiary companies. Cost of goods sold recorded for the year ended September 30, 2018 was $362,847. No revenues and cost of goods sold were realized for the year ended September 30, 2017.

Operating Expenses

Operating expenses for the year ended September 30, 2018 and 2017 were $1,354,462 and $89,359, respectively. Operating expenses for the year ended September 30, 2018 consisted of us engaging outside consultants and business advisors for professional fees totaling $159,862, legal and filing fees of $51,719 upon becoming a public reporting entity, stock compensation expense of $826,295 for grant of stock options to employees, directors and consultants, and general and administrative expenses of $316,586. Operating expenses for the year ended September 30, 2017 consisted of professional fees of $33,986, legal and filing fees of $9,093, and general and administrative expenses of $46,280.

Other Income (Expense)

Interest expense for the year ended September 30, 2018 and 2017 was $1,026 and $0. On June 5, 2018, we executed a promissory note of $40,000 at 8% annual interest, due and payable in full on March 5, 2019. We recorded interest expense of $1,026 for the year ended September 30, 2018.

Net loss

We reported a net loss of $948,614 and $89,359 and for the year ended September 30, 2018 and 2017, respectively.

Liquidity and Capital Resources

Cash and cash equivalents were $439,846 at September 30, 2018 as compared to $0 at September 30, 2017. As reported in the accompanying financial statements, we recorded a net loss of $948,614 for the year ended September 30, 2018. Our working capital deficit and accumulated deficit at September 30, 2018 was $213,742 and $1,067,080, respectively. These factors and our ability to raise additional capital to accomplish our objectives, raises doubt about our ability to continue as a going concern. We expect our expenses will continue to increase during the foreseeable future as a result of increased operational expenses and the development of our current business operations. We anticipate generating only minimal revenues over the next twelve months. Consequently, we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.

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

Operating Activities

Net cash flows provided by operating activities for the year ended September 30, 2018 was $730,178 which resulted primarily from our net loss of $946,948, a depreciation of 35,973 and a net change in operating liabilities of 187,684. Net cash flows used in operating activities for the year ended September 30, 2017 was $88,663 resulted due to the net loss of $89,359 and a net change in operating assets of $696.

Investing Activities:

Net cash flows from investing activities for the year ended September 30, 2018 was $137,805 primarily due to cash inflows from merger amounting to $289,208 and net off the purchase of plant and equipment of $57,823 and acquisition of other investments of $93,580. We did not record any cash flows in investing activities for the year ended September 30, 2017.

Financing Activities

Net cash flows provided by financing activities for the year ended September 30, 2018 was $1,032,219, consisting of $11,210 in cash advance from director, drawdowns of borrowings of $40,000 and proceeds from issuance of share of $981,009. Net cash flows provided by financing activities for the year ended September 30, 2017 was $88,663 primarily due to cash received from an affiliate of $80,137 and cash advance from director of $8,526.

As a result of the above activities, we experienced a net increase in cash of $439,846 and $0 for the year ended September 30, 2018 and 2017, respectively. We expect that working capital will continue to be funded through a combination of our existing sales and further issuance of securities or obtaining financing. Our ability to continue as a going concern is still dependent on our success in obtaining additional financing from investors or from sale of our common shares.

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

/s/ Total Asia Associates PLT
TOTAL ASIA ASSOCIATES PLT

Kuala Lumpur, Malaysia

September 20, 2019

NATURAL HEALTH FARM HOLDINGS INC.

BALANCE SHEETS

	September 30, 2018	September 30, 2017
ASSETS

Current Assets
Cash and cash equivalents	$439,846	$-
Account receivables – Third parties	162,275	-
Account receivables – Related parties	169,292	-
Other receivables and deposits	2,061	-
Tax assets	5,221	-
Total Current Assets	778,695	-

Non-Current Assets
Plant and equipment, net	159,479	-
Other investments	93,580	-
Total Non-Current Assets	253,059	-

Total Assets	$1,031,754	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Account payables	$71,678	$-
Accrued expenses	36,720	-
Other payables – related parties	299,309	80,137
Deferred revenue - related parties	57,341	-
Deferred revenue - third parties	48,694	-
Note payable	40,000	-
Advance from director	11,210	-
Total Current Liabilities	564,952	80,137

Non-Current Liabilities
Deferred tax liabilities	8,159	-

Total Liabilities	573,111	80,137

Commitments and Contingencies (Note 9)

Stockholders' Deficit
Common Stock, $0.001 par value, 500,000,000 shares authorized, 161,555,000 shares and 150,150,000 shares issued and outstanding at September 30, 2018 and 2017, respectively	161,555	150,150
Additional paid in capital	1,387,112	(111,821)
Accumulated deficit	(1,067,080)	(118,466)
Foreign currency translation reserve	(22,944)	-

Total Stockholders' Equity	458,643	(80,137)

Total Liabilities and Stockholders' Deficit	$1,031,754	$-

The accompanying notes are an integral part of these financial statements.

NATURAL HEALTH FARM HOLDINGS INC.

STATEMENTS OF OPERATIONS

	For the Year Ended September 30,
	2018	2017

Revenues - related parties	$652,367	$-
Revenues - non-related parties	117,602	-
Total Revenues	769,969	-

Cost of goods sold	(362,847)	-

Gross Profit	407,122	-

Operating Expenses:
Consulting fees	(159,862)	(33,986)
Legal and filing fees	(51,719)	(9,093)
Stock compensation	(826,295)	-
Other general and administrative	(316,586)	(46,280)
Total Operating Expenses	(1,354,462)	(89,359)

Loss from Operations	(947,340)	(89,359)

Other Income (Expense)
Other operating income	1,418	-
Interest expense	(1,026)	-
Total Other Income (expense)	392	-

Loss Before Provision for Income Tax	(946,948)	(89,359)

Provision for Income Tax	(1,666)	-

Net Loss	$(948,614)	$(89,359)

Other comprehensive expenses

Foreign currency translation differences	(22,944)	-

Total comprehensive expense for the year	(971,558)	(89,359)

Basic and Dilutive Net Loss Per Share	$(0.01)	$(0.00)

Weighted Average Number of Shares Outstanding - Basic and Diluted	154,691,466	150,150,000

The accompanying notes are an integral part of these financial statements.

NATURAL HEALTH FARM HOLDINGS INC.

Statements of Changes in Stockholders' Deficit

	Common Stock		Additional	Accumulated	Foreign Currency
	Number **	Amount	Paid-in Capital	Deficit	Translation Reserve	Total
Balance, September 30, 2016	150,150,000	$150,150	$(126,050)	$(29,107)	-	$(5,007)
Forgiveness of advance by former directors	-	-	14,229	-	-	14,229
Net loss	-	-	-	(89,359)	-	(89,359)
Balance, September 30, 2017	150,150,000	150,150	(111,821)	(118,466)	-	(80,137)

Stock subscriptions received	-	-	39,404	-	-	39,404
Shares issued to consultants for services	1,050,000	1,050	103,950	-	-	105,000
Stock options granted to employees, directors and consultants	-	-	526,295	-	-	526,295
Stock compensation expense	150,000	150	299,850	-	-	300,000
Shares sold for cash	10,205,000	10,205	105	-	-	10,310
Reserves arising from merger of subsidiaries			529,329	-	-
Net loss	-	-	-	(948,614)	(22,944)	(971,558)
Balance, September 30, 2018	161,555,000	$161,555	$1,387,112	$(1,067,080)	(22,944)	$458,643

** Adjusted for 30:1 forward stock split on November 4, 2016.

The accompanying notes are an integral part of these financial statements.

NATURAL HEALTH FARM HOLDINGS INC.

STATEMENTS OF CASH FLOWS

	For the Year Ended September 30,
	2018	2017
Cash Flows from Operating Activities:
Loss Before Provision for Income Tax	$(946,948)	$(89,359)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and Amortization of Plant and Equipment	35,973	-

Changes in operating assets and liabilities
Account receivables	(207,900)	696
Account payables	395,584	-

Tax paid	(6,887)

Net Cash Flows Provided by (Used in) Operating Activities	(730,178)	(88,663)

Cash Flows from Investing Activities
Purchase of plant and equipment	(57,823)	-
Cash inflows from merger	289,208
Acquisition of other investments	(93,580)	-
Net Cash Flows From Investing Activities	137,805	-

Cash Flows from Financing Activities
Cash proceeds from affiliate	-	80,137
Cash advance from director	11,210	8,526
Drawdowns of borrowings	40,000	-
Cash proceeds from issuance of shares	981,009	-
Net Cash Flows Provided by Financing Activities	1,032,219	88,663

Net Increase in Cash and Cash Equivalents	439,846	-

Cash and Cash Equivalents, Beginning of the Year	-	-

Cash and Cash Equivalents, End of the Year	$439,846	$-

Supplemental Disclosures of Cash Flow Information:
Cash paid for Income Taxes	$(6,887)	$-
Cash paid for Interest	$(1,026)	$-

Supplemental disclosures of non-cash investing and financing activities:
Forgiveness of debt by a former director	$-	$14,229

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

The corporate structure is depicted below:

Basis of Presentation

These accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

Basis of Consolidation

The condensed consolidated financial statements include the accounts of Natural Health Farm Holdings Inc. and all controlled subsidiaries. All intercompany transactions and balances have been eliminated.

The condensed consolidated financial statements as of September 30, 2018 and for the year ended September 30, 2018, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the Company's condensed consolidated financial position, results of operations, statements of comprehensive income, and statements of stockholders' equity and cash flows for all periods presented.

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated small revenues and has sustained cumulative operating losses since July 10, 2014 (Inception Date) to date and allow it to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and affiliates, the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitable operations. The Company recorded a total comprehensive loss of $971,558 for the year ended September 30, 2018 and has an accumulated deficit of $1,067,080 as of September 30, 2018.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company had a cash balance of $439,846 and $0 at September 30, 2018 and 2017, respectively.

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

Through our subsidiary, Natural Tech R&D Sdn. Bhd., we generate revenue from the sales of health supplement and other health food products, as well as in providing laboratory analytical testing services. As for NHF Management & Business Sdn Bhd, we generate revenue in providing franchisee management and consultation services to client.

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

NOTE 3 – PLANT AND EQUIPMENT

The Company purchased web-based naturopathic learning management system computer software, developed by a third party, to educate users with the health-related products for various illnesses, and how the Company’s learning systems could be used to improve their general wellbeing. The amount capitalized include direct costs incurred in developing the software purchased from the third party.

The following table presents details of our computer software costs as of September 30, 2018 and 2017:

	Balance at September 30, 2017	Additions and consolidated through merger of subsidiaries	Amortization	Balance at September 30, 2018
Plant and equipment	$-	$195,452	$(35,973)	$159,479

Plant and equipment costs are being amortized on a straight-line basis over their estimated life of three years.

The future amortization expense of equipment costs as of September 30, 2018 are to be recorded in accordance with their estimated useful lives.

NOTE 4 – OTHER INVESTMENTS

Other investments amounting to $93,580 as at September 30, 2018, represents unquoted investments carried at amortized costs.

NOTE 5 – ACCOUNT PAYABLES AND ACCRUED EXPENSES

Account payables as at September 30, 2018 and September 30, 2017 totaled $71,678 and $0, respectively while the accrued expenses as of September 30, 2018 and September 30, 2017 totaled $36,720 and $0, respectively.

NOTE 6 – PAYABLE TO AFFILIATES

The Company has received an advance of $11,210 from a director for its working capital needs as of September 30, 2018 (see NOTE 7).

The Company has received advances from an affiliate for its working capital needs from an entity in which its Chief Executive Officer is also a director in such entity (NOTE 7). The advance received is non-interest bearing, unsecured and payable on demand.

	Balance at September 30, 2018	Balance at September 30, 2017

Other payables – related parties	$299,309	$80,137
Deferred revenue - related parties	57,341	-
Total	$356,650	$80,137

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company received an advance of $11,210 and $0 from a director for its working capital needs as of September 30, 2018 and 2017, respectively. Funds advanced to the Company by the director are non-interest bearing, unsecured and due on demand (NOTE 6).

The Company has received advances for its working capital needs from an affiliate in which the Company’s Chief Executive Officer holds the position of director in such entity (see NOTE 6).

On November 20, 2017, the Company sold ten (10) naturopathic learning management system and modules for $29,000 to an entity solely owned by a former director of the Company. The Company received the payment in full of $29,000 on December 21, 2017. The Company recorded $8,303 as revenues earned for the year ended September 30, 2018, and $20,697 as deferred revenues at September 30, 2018. The Company recognizes the revenues earned ratably over a period of thirty-six months period.

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

NOTE 8 – NOTE PAYABLE (CONTINUED)

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

NOTE 10: STOCKHOLDERS’ DEFICIT (CONTINUED)

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

NOTE 11 – RELATED PARTIES

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

NOTE 12 – INCOME TAX

For the year ended September 30, 2018 and 2017 the local (United States) and foreign components loss before income taxes were comprised of the following:

	September 30, 2018	September 30, 2017

Local tax jurisdiction	$(1,127,212)	$(89,359)

Foreign tax jurisdiction:
Malaysia	$180,264	$-

Loss Before Provision for Income Tax	$(946,948)	$(89,359)

Reconciliation of tax expense and the accounting profit multiplied by U.S’s domestic tax rate for 2018 and 2017:

	September 30, 2018	September 30, 2017

Loss Before Provision for Income Tax	$(946,948)	$(89,359)

Tax at statutory tax rate of 21% (2017: 35%)	(198,859)	(31,276)
Effect of tax rates in foreign jurisdictions	$12,970	$-
Temporary difference not recognized	238,351	31,276
Expenses not deductible for tax purposes	1,785
Tax incentives (#)	(52,581)

Provision for Income Tax	$1,666	$-

NOTE 12 – INCOME TAX (CONTINUED)

The Company is a U.S. entity and is subject to the United States federal income tax however no provision for income taxes in the United States has been made as the Company had no United States taxable income for the year ended September 30, 2019.

The tax expense of $1,666 (2017: $ Nil) is arising from Malaysian entities carry a corporate tax rate of 18%.

The provision for income tax consists of the following:

	September 30, 2018	September 30, 2017

Tax expense
- Local	$-	$-
- Foreign (#)	1,666	-

Provision for Income Tax	$1,666	$-

(#) Lower effective tax rate is notably from Malaysian entities was due to Natural Tech R&D Sdn. Bhd. was granted BioNexus Status by the Malaysian Biotechnology Corporation Sdn. Bhd. and Malaysia’s Ministry of Finance. With this tax incentives, the entire statutory business income is exempted from tax for a period of 10 consecutive years of assessment with effect from 25th May 2010.

NOTE 13 – RESTATEMENT

On January 31, 2018, the company acquired the total outstanding share of NHF International Limited, an investment holding company, at USD$1 Upon the completion of the acquisition, its subsidiaries, both Natural Tech R&D Sdn Bhd and NHF Management & Business Sdn Bhd, in turn, became wholly-owned subsidiaries of the Company. As this transaction is business combination under common control, as deliberated and determined by Directors of the Company, difference between purchase considerations and net tangible assets acquired is recorded in merger reserves which amounted to $529,329. Natural Tech R&D Sdn Bhd, a BioNexus Status Company in Malaysia, specializes in research and development, cultivation, extraction and commercialization of nutraceuticals based on medicinal fungi and NHF Management & Business Sdn Bhd, providing franchisee management services and consultation, such as point-of-sales system, resources, branding and marketing.

The following balances and amounts in the initial financial statements announced on 28 December 2018 were inadvertently reported on the condensed consolidated balance sheets and condensed consolidated statements of operations. The effects of correction of errors are disclosed as below:

Condensed Consolidated Balance Sheets

	As previously reported	Adjustments arising from merger of subsidiaries	As restated
	$	$	$
Current assets	28,002	750,693	778,695
Non-current assets	30,781	222,278	253,059
Total assets	58,783	972,971	1,031,754

Current liabilities	285,123	279,829	564,952
Non-current liabilities	-	8,159	8,159
Total liabilities	285,123	287,988	573,111

Share Capital	161,555	-	161,555
Reserves	(387,895)	684,983	297,088
Total equity	(226,340)	684,983	458,643

Condensed Consolidated Statement of Operations For the Year Ended September 30, 2018

	As previously reported	Adjustments arising from merger of subsidiaries	As restated
	$	$	$
Revenues – related parties	21,659	630,708	652,367
Revenues – third parties	32,106	85,496	117,602
Total revenues	53,765	716,204	769,969

Cost of Goods Sold	(14,669)	(348,178)	(362,847)

Gross Profit	39,096	368,026	407,122

Total Operating Expenses	(1,165,282)	(189,180)	(1,354,462)

Loss From Operations	(1,126,186)	178,846	(947,340)

Other income	-	1,418	1,418
Finance costs	(1,026)	-	(1,026)

Loss Before Tax	(1,127,212)	180,264	(946,948)

Tax expense	-	(1,666)	(1,666)

Net Loss	(1,127,212)	178,598	(948,614)

Other comprehensive expenses

Foreign currency translation differences	-	(22,944)	(22,944)

Total comprehensive expense for the year	(1,127,212)	155,654	(971,558)

The above restatements do not have any significant impact to the basic and dilutive net loss per share as compared to initial announcement on 28 December 2018.

NOTE 14 – SUBSEQUENT EVENTS

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

Management has evaluated subsequent events through September 30, 2018, the date the financial statements were available to be issued, noting no items that would impact the accounting for events or transactions in the current period or require additional disclosure.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

DIRECTORS AND EXECUTIVE OFFICERS

The name, address and position of our present officers and directors are set forth below:

Name and Address of Executive
Officer and/or Director	Age	Position

Tee Chuen Meng No.48 & 49, Jalan Velox 2, Taman Velox, Rawang Industrial Park 48000 Rawang, Selangor, Malaysia	40	President, Chief Executive Officer and Director

Tee Chuen Hau No.48 & 49, Jalan Velox 2, Taman Velox, Rawang Industrial Park 48000 Rawang, Selangor, Malaysia	38	Chief Financial Officer

Yeoh Sin Tze No.48 & 49, Jalan Velox 2, Taman Velox, Rawang Industrial Park 48000 Rawang, Selangor, Malaysia	35	Secretary

BIOGRAPHICAL INFORMATION AND BACKGROUND OF OFFICER AND DIRECTOR

Tee Chuen Meng, age 40, is the Chief Executive Officer and Director of NHF Group of Companies. Natural Health Farm Group of Companies controls several companies in the natural health industry throughout Malaysia, China and other countries.  Mr. Tee has been navigating these companies for over 5 years expanding it to 70 retail stores in several countries. Mr. Tee is also the Senior Physician for Natural Health Naturopathics Centre.

Mr. Tee received an MBA from the University of South Australia achieving the Chancellor List in 2010. He attended University of Technology in Malaysia and also received a Diploma of Diet & Nutrition from the International Therapy Examination Council. Mr. Tee’s qualifications and management experience makes him a perfect fit for this position and to lead the Company in future.

Subsequent to September 30, 2018, the following two persons were appointed as Directors and/or officer on September 9, 2019:

Tee Chuen Hau, age 38, is the Chief Financial Officer of the company. Mr. Tee has more than 10 years of business strategy and consulting experience in various industries, working with private firms and government agencies. During his service as a principle with A.T Kearney, a leading global management consulting firm, he has acted as professional advisor to his clients, mainly in oil and gas and high-tech industries, and led consulting engagements in the area of strategy formulation and business transformation. Mr. Tee received his MBA from the University Of Chicago Booth School Of Business and his B.Eng. degree in Chemical Engineering (Honors) from the University Technology Petronas, Malaysia.

Yeoh Sin Tze, age 34, is the Secretary and current Investor Relations Officer of the Company. With more than 10 years of working experience, Patricia exposed herself in various industries, including IT services, Digital Imaging, FMCG, F&B and E-commerce. She started her career as an Event Operations Manager and senior client partner executive in few marketing agencies, servicing several MNCs customers. Thereafter she joined LINE+ Corporations as Public Relations Manager for Malaysia market for more than 2 years, then another year as Public Relations & Marketing Manager in Lelong.my. She was then working with NHF subsidiaries in Australia as a special project officer. Ms. Yeoh attended Edith Cowan University, Australia, where she received a B. Comm. Degree.

There were no understandings between the Company and either Tee Chuen Meng concerning their respective appointments as Director.

Mr. Tee Chuen Meng was selected to be a Company director because he has managed several businesses successfully and thus brings management, organizational, operational and administrative experience to our Board.

Family Relationships

Tee Chuen Hau is the brother of Tee Chuen Meng, the CEO and director of the Company.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides certain information regarding the ownership of our common stock, as of the date of this Prospectus:

     *    each of our executive officers;

     *    each director;

     *    each person known to us to own more than 5% of our outstanding common stock; and

     *    all of our executive officers and directors and as a group.

Title of Class	Name Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Tee Chuen Meng No.48 & 49, Jalan Velox 2, Taman Velox, Rawang Industrial Park 48000 Rawang, Selangor, Malaysia	9,815,000 shares common stock (direct) (1)	5.99%

Common Stock	Jeffrey Chung Sheun Thai No.48 & 49, Jalan Velox 2, Taman Velox, Rawang Industrial Park 48000 Rawang, Selangor, Malaysia	105,100,000 share of common stock (direct) (1)	64.74%

Common Stock	Patricia Yeoh No.48 & 49, Jalan Velox 2, Taman Velox, Rawang Industrial Park 48000 Rawang, Selangor, Malaysia	100,000 shares of common stock direct (2)	0.03%

Common Stock	All officers and directors as a group (3)	9,915,000 shares of common stock direct (1)(2)	6.02%

* less than 1%

(1) Includes 100,000 shares upon exercise of options

(2) Includes 50,000 shares upon exercise of options

The percent of class is based on 162,186,300 shares of common stock issued and outstanding as of September 9, 2019.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The company and subsidiaries received advances from directors for working capital needs as of September 30, 2018. Funds advanced to us by the director are non-interest bearing, unsecured and due on demand.

The company received advances for working capital needs from an affiliate in which our Chief Executive Officer holds the position of director in such entity.

On November 20, 2017, we sold ten (10) naturopathic learning management system and modules for $29,000 to an entity solely owned by a former director of our Company. We received the payment in full of $29,000 on December 21, 2017.

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

NATURAL HEALTH FARM HOLDINGS INC

Dated: September 20, 2019	By: /s/ Tee Chuen Meng

Tee Chuen Meng, President and Chief
Executive Officer and Chief Financial
Officer

